Form 10-Q
period 2025-09-30
StubHub Holdings, Inc.
filed 2025-11-14
CIK 1337634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____ to _____

Commission file number 001-42846
———————
STUBHUB HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)
———————

Delaware	20-2082924
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
175 Greenwich Street, 59th Floor
New York, New York 10007
(Address of Principal Executive Offices) (Zip Code)
(888) 977-5364
(Registrant's Telephone Number, including Area Code)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	STUB	The New York Stock Exchange
———————
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☒

As of November 11, 2025, the registrant had 320,789,975 shares of Class A common stock, $0.001 par value per share, and 24,750,000 shares of Class B common stock, $0.001 par value per share, outstanding.

STUBHUB HOLDINGS, INC.
Form 10-Q

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements about StubHub Holdings, Inc. (the "Company," "we," "our" or "us") and our industry that involve substantial risks and uncertainties. These forward-looking statements reflect our current views with respect to, among other things, future events and our future business, financial condition and results of operations. These statements are often, but not always, made through the use of words or phrases such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will” and “would” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The following important factors, in addition to those discussed under the heading "Risk Factors" in Part II, Item 1A of this Quarterly Report and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•our ability to compete in the ticketing industry against current or future competitors;
•    our ability to maintain relationships with buyers and sellers, including individual sellers, professional sellers and content rights holders;
•    the demand for tickets on our platform or for live events in general;
•    our ability to continue to improve our platform and maintain and enhance our brands;
•    the impact of extraordinary events or adverse economic conditions on discretionary consumer and corporate spending or on the supply and demand of live events;
•    our ability to rely on third-party platforms to distribute our applications or host our ticketing platform;
•    our ability to expand the adoption of our platform for direct issuance and disrupt the legacy primary ticketing model;
•    our ability to expand into adjacent market opportunities across live entertainment and into additional live event and experience categories;
•    our expectations regarding the size, addressability and expected growth or contraction of our target market, as well as our beliefs as to the drivers of those changes;
•    our ability to comply with domestic regulatory regimes;
•    our ability to successfully defend against litigation;
•    the effects of seasonal trends on our results of operations;
•    our ability to maintain the integrity of our information systems and infrastructure, and to mitigate possible cybersecurity risks;
•    our ability to generate sufficient cash flows or raise additional capital necessary to fund our operations or service our debt, contractual commitments or obligations;
•    our ability to remediate material weaknesses in our internal control over financial reporting;
•    our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates and rising inflation rates;
•    the increased expenses associated with being a public company; and
•    our ability to attract and retain a qualified management team and other team members while controlling our labor costs.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report and in other filings we make with the Securities and Exchange Commission from time to time. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. And while we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

		September 30,	December 31,
		2025	2024
Assets
Current assets:
Cash and cash equivalents		$1,392,458	$1,000,965
Accounts receivable		6,205	5,473
Inventory		2,004	16,145
Prepaid expenses and other current assets	(Note 4)	39,425	28,772
Total current assets		1,440,092	1,051,355
Non-current assets:
Property and equipment, net	(Note 5)	58,269	6,514
Trademarks and trade names	(Note 6)	864,800	864,800
Other intangible assets, net	(Note 6)	43,715	59,855
Goodwill		2,686,701	2,686,701
Restricted cash		16,593	14,634
Deferred tax assets	(Note 16)	401,163	248,482
Other non-current assets	(Note 7)	89,447	161,244
Total assets		$5,600,780	$5,093,585
Liabilities, Redeemable Preferred Stock, Redeemable Common Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable		$66,924	$112,633
Payments due to buyers and sellers		865,826	706,783
Accrued expenses and other current liabilities (including $22,272 and $0 under the fair value option, respectively)	(Note 8)	333,550	269,104
Long-term debt obligations, current	(Note 9)	—	19,526
Total current liabilities		1,266,300	1,108,046
Non-current liabilities:
Long-term debt obligations, non-current	(Note 9)	1,652,858	2,311,981
Other non-current liabilities (including $0 and $70,397 under the fair value option, respectively)	(Note 10)	230,664	295,816
Total liabilities		3,149,822	3,715,843
Commitments and contingencies	(Note 12)
Redeemable preferred stock, $0.001 par value; 100,000,000 and 28,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 794,893 and 510,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $1,013,637 and $665,561 as of September 30, 2025 and December 31, 2024, respectively	(Note 13)	$758,027	$474,920
Redeemable common stock, $0.001 par value; zero and 1,472,965 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	(Note 14)	—	22,258
Stockholders’ equity:
Class A common stock, $0.001 par value; 3,000,000,000 and 365,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 320,737,388 and 273,872,642 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively		$320	$274
Class B common stock, $0.001 par value; 200,000,000 and 50,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 24,750,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024		25	25
Class C common stock, $0.001 par value; zero and 16,077,175 shares authorized as of September 30, 2025 and December 31, 2024; zero and 4,328,764 shares issued and outstanding as of September 30, 2025 and December 31, 2024		—	4
Additional paid-in capital		4,486,070	2,255,500
Accumulated other comprehensive income		81,806	129,430
Accumulated deficit		(2,875,290)	(1,504,669)
Total stockholders’ equity		1,692,931	880,564
Total liabilities, redeemable preferred stock, redeemable common stock, and stockholders’ equity		$5,600,780	$5,093,585
The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Revenue		$468,113	$433,779	$1,296,015	$1,237,230
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)		100,514	79,562	238,102	205,919
Operations and support		22,508	15,584	48,634	44,379
Sales and marketing		281,136	220,964	735,246	606,664
General and administrative		1,425,733	99,355	1,571,161	296,929
Depreciation and amortization		6,411	6,168	19,167	18,139
Total costs and expenses		1,836,302	421,633	2,612,310	1,172,030
(Loss) income from operations		(1,368,189)	12,146	(1,316,295)	65,200
Interest income		12,912	11,045	31,579	31,286
Interest expense		(35,360)	(47,548)	(121,665)	(134,569)
Other income, net		4,904	1,907	4,552	1,907
Foreign currency losses		(1,133)	(19,519)	(86,303)	(5,388)
Loss on extinguishment of debt		(15,454)	—	(15,454)	(8,216)
Gains (losses) on derivatives		1,471	(7,858)	637	2,380
Total other expense, net		(32,660)	(61,973)	(186,654)	(112,600)
Loss before income taxes		(1,400,849)	(49,827)	(1,502,949)	(47,400)
Benefit (provision) for income taxes	(Note 16)	106,240	16,815	132,328	(9,590)
Net loss		(1,294,609)	(33,012)	(1,370,621)	(56,990)
Net loss attributable to common stockholders	(Note 18)	$(1,331,317)	$(45,875)	$(1,443,132)	$(96,061)

Net loss per share attributable to common stockholders:
Basic	(Note 18)	$(4.27)	$(0.15)	$(4.70)	$(0.32)
Diluted	(Note 18)	$(4.27)	$(0.15)	$(4.71)	$(0.32)

Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	(Note 18)	311,633,848	304,427,934	306,981,026	304,335,924
Diluted	(Note 18)	312,956,375	304,427,934	307,421,868	304,335,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(1,294,609)	$(33,012)	$(1,370,621)	$(56,990)
Other comprehensive income (loss):
Foreign currency translation adjustments	(284)	(522)	580	(100)
Unrealized loss on cash flow hedge, net of tax benefit (expense) of $8,038, $(12,429), $16,765 and $(11,581), respectively	(21,206)	(36,064)	(48,204)	(33,593)
Total other comprehensive loss	(21,490)	(36,586)	(47,624)	(33,693)
Comprehensive loss	$(1,316,099)	$(69,598)	$(1,418,245)	$(90,683)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Redeemable Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	510,000	$474,920	1,500,000	$23,751	302,478,046	$302	$2,235,891	$155,897	$(1,501,869)	$890,221
Net loss	—	—	—	—	—	—	—	—	(16,058)	(16,058)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	8,470	—	8,470
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	362,785	1	1,120	—	—	1,121
Stock-based compensation	—	—	—	—	—	—	1,204	—	—	1,204
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	—	—	10,183	—	—	10,183
Reclassification of redeemable common stock to common stock	—	—	(303,880)	(6,877)	303,880	—	6,877	—	—	6,877
Reclassification of common stock to redeemable common stock	—	—	276,845	727	(276,845)	—	(727)	—	—	(727)
Balance as of March 31, 2024	510,000	$474,920	1,472,965	$17,601	302,867,866	$303	$2,254,548	$164,367	$(1,517,927)	$901,291
Net loss	—	—	—	—	—	—	—	—	(7,920)	(7,920)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(5,577)	—	(5,577)
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	4,500	—	2	—	—	2
Stock-based compensation	—	—	—	—	—	—	1,563	—	—	1,563
Balance as of June 30, 2024	510,000	$474,920	1,472,965	$17,601	302,872,366	$303	$2,256,113	$158,790	$(1,525,847)	$889,359
Net loss	—	—	—	—	—	—	—	—	(33,012)	(33,012)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(36,586)	—	(36,586)
Stock-based compensation	—	—	—	—	—	—	1,314	—	—	1,314
Reclassification of common stock to redeemable common stock	—	—	—	5,145	—	—	(5,145)	—	—	(5,145)
Balance as of September 30, 2024	510,000	$474,920	1,472,965	$22,746	302,872,366	$303	$2,252,282	$122,204	$(1,558,859)	$815,930
The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY - continued
(In thousands, except share data)
(Unaudited)

	Redeemable Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	510,000	$474,920	1,472,965	$22,258	302,951,406	$303	$2,255,500	$129,430	$(1,504,669)	$880,564
Net loss	—	—	—	—	—	—	—	—	(22,183)	(22,183)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(15,741)	—	(15,741)
Issuance of Class A common stock upon exercise of stock options and warrants	—	—	—	—	337,100	—	33	—	—	33
Repurchase and retirement of Class A common stock	—	—	—	—	(25,915)	—	(1,000)	—	—	(1,000)
Stock-based compensation	—	—	—	—	—	—	5,605	—	—	5,605
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	—	—	15,971	—	—	15,971
Balance as of March 31, 2025	510,000	$474,920	1,472,965	$22,258	303,262,591	$303	$2,276,109	$113,689	$(1,526,852)	$863,249
Net loss	—	—	—	—	—	—	—	—	(53,829)	(53,829)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(10,393)	—	(10,393)
Issuance of Class A common stock upon exercise of stock options and warrants	—	—	—	—	37,500	—	20	—	—	20
Issuance of Series N redeemable preferred stock, net of issuance cost	50,000	49,949	—	—	—	—	—	—	—	—
Issuance of Series O redeemable preferred stock, net of issuance cost	30,475	30,475	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,140	—	—	2,140
Reclassification of common stock to redeemable common stock	—	—	70,860	1,043	(70,860)	—	(1,043)	—	—	(1,043)
Balance as of June 30, 2025	590,475	$555,344	1,543,825	$23,301	303,229,231	$303	$2,277,226	$103,296	$(1,580,681)	$800,144
Net loss	—	—	—	—	—	—	—	—	(1,294,609)	(1,294,609)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(21,490)	—	(21,490)

	Redeemable Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	—	—	34,042,553	34	738,588	—	—	738,622
Issuance of Class A common stock upon exercise of stock options and warrants	—	—	—	—	10,000	—	6	—	—	6
Issuance of Series O redeemable preferred stock, net of issuance cost	224,418	223,441	—	—	—	—	—	—	—	—
Reclassification of embedded derivative from liability-classified to equity-classified	—	(188)	—	—	—	—	16,714	—	—	16,714
Accretion of redeemable preferred stock to redemption value	—	—	—	—	—	—	(8,757)	—	—	(8,757)
Conversion of Series I redeemable preferred stock to Class A common stock	(20,000)	(20,570)	—	—	1,386,615	1	32,585	—	—	32,586
Conversion of Series J redeemable preferred stock to Class A common stock	—	—	—	—	2,044,729	2	48,049	—	—	48,051
Stock-based compensation	—	—	—	—	—	—	1,429,646	—	—	1,429,646
Issuance of common stock for contract incentive	—	—	—	—	337,444	—	7,930	—	—	7,930
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings on settlement	—	—	—	—	2,892,991	3	(81,610)	—	—	(81,607)
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	—	—	2,394	—	—	2,394
Reclassification of redeemable common stock to common stock	—	—	(1,543,825)	(23,301)	1,543,825	2	23,299	—	—	23,301
Balance as of September 30, 2025	794,893	$758,027	—	$—	345,487,388	$345	$4,486,070	$81,806	$(2,875,290)	$1,692,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,370,621)	$(56,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,829	1,657
Amortization of intangible assets	17,338	16,482
Stock-based compensation	1,412,779	4,356
Amortization of debt issuance costs	6,535	7,245
Losses on derivatives	7,602	11,196
Amortization of unrealized losses on cash flow hedge	(23,924)	(5,539)
Unrealized foreign exchange losses	87,647	9,279
Loss on extinguishment of debt	15,454	8,216
Deferred income taxes	(135,458)	15,933
Fair value change for preferred stocks and preferred stock bifurcated derivatives	15,825	6,549
Other	6,840	4,553
Changes in operating assets and liabilities:
Accounts receivable	(491)	5,183
Inventory	7,302	(23,508)
Prepaid expenses and other current assets	(8,125)	(551)
Other non-current assets	(1,667)	(20,976)
Operating lease right-of-use assets	3,359	3,818
Accounts payable	(49,937)	(23,104)
Payments due to buyers and sellers	131,165	281,572
Accrued expenses and other current liabilities	26,600	127,941
Other non-current liabilities	33,839	41,610
Operating lease liabilities	(2,455)	(3,987)
Net cash provided by operating activities	181,436	410,935
Cash flows from investing activities:
Capitalized software development costs	(22,842)	(2,104)
Purchases of property and equipment	(1,170)	(1,326)
Purchases of intangible assets	(1,198)	(1,770)
Net cash used in investing activities	(25,210)	(5,200)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	758,000	—
Proceeds from issuance of Series M redeemable preferred stock	—	24,025
Proceeds from issuance of Series N redeemable preferred stock	50,000	—
Proceeds from issuance of Series O redeemable preferred stock	254,893	—
Proceeds from issuance of Class A common stock upon exercise of stock options and warrants	59	1,123
Proceeds from issuance of debt	—	443,465
Proceeds from partial interest rate swap termination	14,010	—
Repurchase and retirement of Class A and Class C common stock	(1,000)	—
Repayment of long-term debt obligations	(759,763)	(501,709)
Payment of tax withholding obligations on vested equity awards	(81,607)	—
Payments of deferred offering costs	(10,050)	(2,630)
Payment of debt issuance costs	—	(2,770)
Net cash provided by (used in) financing activities	224,542	(38,496)

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12,723	(1,942)
Net increase in cash, cash equivalents, and restricted cash	393,491	365,297
Cash, cash equivalents, and restricted cash at beginning of period	1,015,912	821,053
Cash, cash equivalents, and restricted cash at end of period	$1,409,403	$1,186,350
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,392,458	$1,142,357
Restricted cash in prepaid expenses and other current assets	352	28,309
Restricted cash	16,593	15,684
Total cash, cash equivalents, and restricted cash	$1,409,403	$1,186,350
Supplemental cash flow information
Cash paid for:
Interest	$159,442	$177,723
Non-cash investing and financing activities:
Stock-based compensation capitalized in development of capitalized software	$28,342	$—
Deferred offering costs accrued, unpaid	$4,335	$4,942
Debt issuance costs, unpaid	$190	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.DESCRIPTION OF THE BUSINESS

Description of Business—StubHub Holdings, Inc. (the “Company”, “we”, “our”, or “us”) operates a global ticketing marketplace for live events where fans can buy tickets from sellers of all types through our StubHub and viagogo websites and mobile applications.

Initial Public Offering—The Company’s registration statement on Form S-1 (the “IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on September 16, 2025 and the Company’s Class A common stock began trading on the New York Stock Exchange on September 17, 2025. On September 18, 2025, the Company completed its IPO, in which the Company sold 34,042,553 shares of Class A common stock at a price to the public of $23.50 per share ("Qualified IPO Price"). The Company received aggregate net proceeds of $758.0 million after deducting underwriting discounts and commissions of $42.0 million.

Upon completion of the IPO:

•20,000 shares of Series I redeemable preferred stock and 32,892 shares of Series J redeemable preferred stock automatically converted into 1,386,615 and 2,044,729 shares of Class A common stock, respectively;
•24,025 shares of Series M redeemable preferred stock, 50,000 shares of Series N redeemable preferred stock and 254,893 shares of Series O redeemable preferred will automatically convert 180 days following the closing of the IPO into 1,322,527, 2,340,425 and 11,931,135 shares of Class A common stock, respectively; and
•1,543,825 shares of redeemable common stock were reclassified into permanent Class A common stock and the related contingent redemption feature was terminated.

Upon the Company’s IPO, the Company recognized $1,400.7 million of stock-based compensation expense, net of $27.1 million capitalized for internally developed software, associated with restricted stock units ("RSUs"), stock options and restricted stock for which the service-based and performance-based vesting conditions, as applicable, were fully or partially satisfied in connection with the IPO. To meet the related tax withholding requirements for the net settlement of the certain vested RSUs, the Company withheld 3,472,661 shares of Class A common stock, resulting in net issuance of 2,892,991 shares of Class A common stock. Based on the IPO price of $23.50 per share, the Company's related tax withholding obligation was $81.6 million and was paid during the three months ended September 30, 2025.

Prior to the IPO, deferred offering costs, which consisted of accounting, legal and other fees directly related to the IPO, were capitalized as other non-current assets on the condensed consolidated balance sheets. In connection with the IPO, $20.3 million of deferred offering costs were reclassified to stockholders’ equity as a reduction of the net proceeds received from the IPO.
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the condensed consolidated financial statements of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

The interim condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 and the condensed consolidated statements of operations, comprehensive income (loss), redeemable preferred stock, redeemable common stock and stockholders' equity, and cash flows for the three and nine months ended September 30, 2025 and 2024, and the accompanying notes are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of the Company’s financial position, results of operations and cash flows for interim periods. Interim results are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Split—On September 5, 2025, the Company effected a 5-for-1 forward stock split of its authorized, issued and outstanding shares of common stock. All information related to the Company’s common stock was retroactively adjusted to reflect the stock split for all periods presented. The par value of the common stock was not affected by the stock split.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and events reported and disclosed in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include accruals for contingent indirect tax exposures, accruals for legal contingencies, estimated future event cancellations, the valuation of deferred income tax assets and uncertain tax positions, revenue recognition and related reserves, valuation of acquired intangible assets and goodwill, impairment of long-lived assets and indefinite-lived intangible assets, including goodwill, collection rates on receivables from sellers, useful lives of intangible assets and property and equipment, the fair value of derivatives and bifurcated derivatives, the fair value of preferred stock, the fair value of common stock and other assumptions used to measure stock-based compensation and inventory valuation. The Company bases its estimates on historical experience and on various other assumptions and factors, including the current economic environment, that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates will be reflected in the condensed consolidated financial statements in the period in which the estimates are revised.

Revenue Recognition—The Company reports revenue on a gross or net basis through management’s assessment of whether the Company is acting as a principal or agent in the transaction based on the evaluation of control over the ticket being transferred or service being provided.

The Company’s revenue is primarily generated from the facilitation of buyers and sellers who desire to enter into a transaction to buy or sell live event tickets. Revenue consists primarily of: (i) fees charged to buyers and sellers of tickets when a transaction is executed on the Company’s platform and (ii) shipping fees charged to buyers of tickets. Fee structures can vary between jurisdictions for a variety of commercial reasons including competitive pricing and complying with local law and regulatory requirements. The Company charges buyers a transaction fee in addition to the price of the tickets. This fee covers the cost of maintaining the Company’s platform, guaranteeing tickets and providing customer service. Depending on the geographic market or live event, the Company may also charge sellers a transaction fee, which, if applicable, is deducted from the payment remitted to the seller. The Company provides incentives to buyers and sellers in various forms, including discounts on fees, discounts on items sold and coupons. Promotions and incentives that are consideration payable to a customer are recognized as a reduction of revenue at the time when the incentive is provided or issued to the customer.

With respect to the facilitation of buyers and sellers who desire to enter into a transaction to buy or sell live event tickets, the Company has identified two performance obligations related to the core services offered: (i) transaction facilitation between buyers and sellers and (ii) shipping facilitation. The determination of whether the Company acts as a principal or an agent in its fulfillment of its transaction and shipping facilitation performance obligations is based on an evaluation of whether the Company controls the goods and services before being transferred to the customer under the terms of an arrangement. Control includes considering whether the Company has primary responsibility for fulfillment, assumes inventory risk and has discretion to establish prices, among other indicators. When providing transaction facilitation between a buyer and a seller, the Company acts as an agent as the Company does not set prices for tickets and is not responsible for providing tickets. As such, revenue from transaction facilitation earned by the Company for providing access to its marketplace platform and performing listing and transaction facilitation services is recorded net of the price of the tickets and recognized at the point in time the sale is executed. As part of facilitating transactions on the Company’s marketplace platform, the Company provides buyers with the ability to have tickets shipped to a specified address, and sellers the ability to ship paper tickets by providing them access to the Company’s pre-negotiated shipping contracts for a fee. The shipping fee is set by the Company and the Company acts as a principal for shipping facilitation and revenue is recognized at the point in time the shipping label has been provided by the Company to the seller. As such, payments by customers to the Company for shipping facilitation are recorded on a gross basis as revenue in the condensed consolidated statements of operations, while the shipping expenses are included in cost of revenue.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In addition, to help accelerate content rights holders’ adoption of the Company’s marketplace as a distribution channel for original issuance tickets, the Company initially entered into agreements with certain content rights holders to reduce the perceived operational burden and economic risk of utilizing the Company’s marketplace. For example, in some cases, in exchange for agreeing to list a certain number of original issuance tickets, the Company agreed to remit to the content rights holder a minimum amount of proceeds for that bundle of tickets. These agreements contained terms and conditions indicating that the Company has control over such tickets prior to the tickets being sold to a buyer. Therefore, the Company acted as principal with respect to the sale of those tickets, and the tickets were considered to be inventory. With respect to the sale of inventory, the Company has identified one performance obligation, which is to transfer control of the inventory to the buyer once a ticket has been purchased. Revenue is recorded on a gross basis, based on the total sale price of these tickets, including transaction fees, and is recognized at the point in time the buyer purchases the ticket, while the inventory costs are included in cost of revenue in the condensed consolidated statements of operations.

Ticketing marketplaces, including the Company’s platform, have general terms and conditions that require a refund to the buyer for the total amount of their ticket purchase, inclusive of transaction fees, if an event is cancelled or tickets are invalid. The Company determined this is not considered a separate performance obligation, but rather a stand-ready obligation to provide a return. Therefore, it is deemed an element of variable consideration, which could result in a reduction to revenue.

Revenue is recognized net of value-added taxes, sales taxes and similar taxes and estimated cash refunds and sales credits. Revenue earned from transaction facilitation and sale of inventory that occurs during a financial reporting period is recorded net of refunds for actual canceled events not previously reserved as well as an estimate for future canceled events. The Company assesses whether an event is likely to be canceled based on event policies and historical information, and other factors including forecasted economic conditions. The refund estimates for canceled events are determined based on historical data and market conditions. Refunds for estimated canceled events are recorded as a liability within accrued expenses and other current liabilities. If an event is canceled, the amounts due to buyers are recorded within payments due to buyers and sellers on the condensed consolidated balance sheets.

The Company recorded liabilities as of September 30, 2025 and December 31, 2024 of $96.3 million and $76.8 million, respectively, for refunds payable to buyers for events that were canceled within payments due to buyers and sellers on the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company recorded $17.7 million and $15.1 million, respectively, for events expected to be canceled within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Payments Due to Buyers and Sellers—Payments due to buyers and sellers represents refunds payable to buyers and payments due to sellers. Refunds payable to buyers represents the amount of refunds the Company owes buyers for previously canceled events where payments have already been received from buyers. Payments due to sellers represent the amount of funds the Company owes sellers from transactions that have been processed with a buyer but have not yet been remitted to the seller. The Company had refunds payable to buyers of $96.3 million and $76.8 million and payments due to sellers of $769.6 million and $630.0 million as of September 30, 2025 and December 31, 2024, respectively, within payments due to buyers and sellers. In addition, the Company had payments due to sellers of $0.8 million and $4.6 million within other non-current liabilities as of September 30, 2025 and December 31, 2024, respectively.

Recent Adopted Accounting Pronouncements—In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Improvements to Reportable Segment Disclosures to provide financial statement users with more disaggregated expense information about an entity’s reportable segments. The Company adopted ASU 2023-07 during the year ended December 31, 2024 on a retrospective basis. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows, however, it resulted in expanded disclosures which are reflected in Note 17—Segment Information.

Recent Accounting Pronouncements Not Yet Adopted—In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. For public business entities, this standard is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company does not expect the adoption of the new guidance to have a material impact on its condensed consolidated financial statements other than the expanded footnote disclosure.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). The standard requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. For public business entities, this standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements can be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The standard provides enhancement to existing ASC 350-40 Internal-Use Software guidance, primarily by removing all references to project stages and clarifies the threshold entities apply to begin capitalizing costs. For public business entities, this standard is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.
3.FAIR VALUE MEASUREMENTS

The Company measures and records certain financial assets and liabilities, including money market funds, derivative interest rate contracts, Series I Redeemable Preferred Stock bifurcated derivative, Series J Redeemable Preferred Stock, Series M Redeemable Preferred Stock, Series N Redeemable Preferred Stock bifurcated derivative and Series O Redeemable Preferred Stock bifurcated derivative at fair value on a recurring basis. Changes in fair value for Series I Redeemable Preferred Stock bifurcated derivative, Series J Redeemable Preferred Stock, Series M Redeemable Preferred Stock, Series N Redeemable Preferred Stock bifurcated derivative and Series O Redeemable Preferred Stock bifurcated derivative are presented as a component of interest expense in the condensed consolidated statements of operations. For the three months ended September 30, 2025 and 2024, the changes in fair value of Series I Redeemable Preferred Stock bifurcated derivative, Series J Redeemable Preferred Stock, Series M Redeemable Preferred Stock, Series N Redeemable Preferred Stock bifurcated derivative and Series O Redeemable Preferred Stock bifurcated derivative resulted in $11.4 million and $3.5 million of interest expense, respectively, and $15.8 million and $6.5 million for the nine months ended September 30, 2025 and 2024, respectively.
The following are the categories of assets and liabilities measured at fair value on a recurring basis according to the fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$334,695	$—	$—	$334,695
Total	$334,695	$—	$—	$334,695

Other non-current assets
Derivative interest rate contracts	$—	$47,321	$—	$47,321
Total	$—	$47,321	$—	$47,321

Other current liabilities
Series M redeemable preferred stock	$—	$—	$(22,272)	$(22,272)
Total	$—	$—	$(22,272)	$(22,272)

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$289,793	$—	$—	$289,793
Total	$289,793	$—	$—	$289,793

Other non-current assets
Derivative interest rate contracts	$—	$108,348	$—	$108,348
Total	$—	$108,348	$—	$108,348

Other non-current liabilities
Series I redeemable preferred stock bifurcated derivative	$—	$—	$(2,990)	$(2,990)
Series M redeemable preferred stock	—	—	(26,646)	(26,646)
Series J redeemable preferred stock	—	—	(43,751)	(43,751)
Total	$—	$—	$(73,387)	$(73,387)
Long-term debt obligations are recorded at carrying value. The fair values of the 2024 Euro Term Loan and the 2024 USD Term Loan as of September 30, 2025 were €449.6 million and $1,143.6 million, respectively. The Company’s term loans are classified within Level 2 of the fair value hierarchy. See Note 9—Long-Term Debt Obligations for more information.
There were no transfers of financial instruments into or out of Level 3 during the nine months ended September 30, 2025 and 2024.
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s derivative interest rate contracts are classified within Level 2 of the fair value hierarchy because they are valued using a market approach with inputs based on observable inputs other than quoted prices in active markets for identical or similar assets and liabilities. See Note 11—Interest Rate Derivatives for more information.
Series I Redeemable Preferred Stock bifurcated derivative, Series J Redeemable Preferred Stock, Series M Redeemable Preferred Stock, Series N Redeemable Preferred Stock bifurcated derivative and Series O Redeemable Preferred Stock bifurcated derivative were liabilities recognized at fair value. See Note 13—Redeemable Preferred Stock for more information. The Company’s Series I Redeemable Preferred Stock bifurcated derivative, Series J Redeemable Preferred Stock, Series M Redeemable Preferred Stock, Series N Redeemable Preferred Stock bifurcated derivative and Series O Redeemable Preferred Stock bifurcated derivative are classified within Level 3 of the fair value hierarchy because the fair value is estimated using significant unobservable inputs.

The following table summarizes the changes in Series I Redeemable Preferred Stock bifurcated derivative liability, Series J Redeemable Preferred Stock liability, Series M Redeemable Preferred Stock liability, Series N Redeemable Preferred Stock bifurcated derivative liability and Series O Redeemable Preferred Stock bifurcated derivative liability (in thousands):

	Series I Redeemable Preferred Stock Bifurcated Derivative	Series J Redeemable Preferred Stock	Series M Redeemable Preferred Stock	Series N Redeemable Preferred Stock Bifurcated Derivative	Series O Redeemable Preferred Stock Bifurcated Derivative
Balance as of December 31, 2024	$(2,990)	$(43,751)	$(26,646)	$—	$—
Fair value at issuance date	—	—	—	(188)	(895)
Changes in fair value	(269)	(4,300)	4,374	(2,553)	(13,078)
Conversion to equity	3,259	48,051	—	—	—
Reclassification to equity	—	—	—	2,741	13,973
Balance as of September 30, 2025	$—	$—	$(22,272)	$—	$—

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company utilized the income approach to measure the fair value of Series I Redeemable Preferred Stock, Series N Redeemable Preferred Stock and Series O Redeemable Preferred Stock, with and without the bifurcated derivative, Series J Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The fair value of these liabilities is the present value of the expected future cash flows using a discount rate that approximates assumptions used by market participants for similar liabilities, adjusted to reflect inherent risks of the Company’s future cash flows. Significant changes in the discount rate would result in a significant decrease or increase in the fair value measurement.

4.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid expenses	$12,586	$7,084
Seller receivables, net	6,310	5,567
Restricted cash	352	312
Other current assets	20,177	15,809
Total	$39,425	$28,772

5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Capitalized internal-use software	$57,704	$5,292
Computer hardware	4,173	3,297
Office furniture equipment	159	82
Leasehold improvements	781	565
Gross property and equipment	62,817	9,236
Accumulated depreciation and amortization	(4,548)	(2,722)
Property and equipment, net	$58,269	$6,514

Depreciation and amortization expense on the Company’s property and equipment was $0.6 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $1.8 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.INTANGIBLE ASSETS, NET
Intangible assets, net as of September 30, 2025 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Trademarks and trade names	$864,800	$—	$864,800	Indefinite
Supplier relationships	160,740	(118,839)	41,901	8.0
Other definite-lived intangibles	4,990	(3,176)	1,814	2.0
Total	$1,030,530	$(122,015)	$908,515	7.9
Intangible assets, net as of December 31, 2024 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Trademarks and trade names	$864,800	$—	$864,800	Indefinite
Supplier relationships	160,740	(103,141)	57,599	8.0
Other definite-lived intangibles	3,792	(1,536)	2,256	2.0
Total	$1,029,332	$(104,677)	$924,655	7.9
Amortization expense for intangible assets was $5.8 million and $5.6 million for the three months ended September 30, 2025 and 2024, respectively, and $17.3 million and $16.5 million for the nine months ended September 30, 2025 and 2024, respectively.
7.OTHER NON-CURRENT ASSETS
Other non-current assets were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Derivative interest rate contracts	$47,321	$108,348
Right-of-use assets	22,283	22,521
Long term tax receivables	12,586	11,482
Other	7,257	18,893
Total	$89,447	$161,244

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Accrued marketing expenses	$84,680	$68,389
Legal settlements accrual	40,807	28,578
Sales and other taxes payable	27,030	26,204
Accrued sponsorship fees	23,952	5,277
Series M redeemable preferred stock (fair value option)	22,272	—
Buyer refund liability for events expected to be cancelled	17,740	15,115
Accrued professional fees	15,705	17,040
Accrued and deferred compensation	14,267	19,992
Value-added taxes payable	12,845	10,217
Uncertain tax positions	10,841	16,681
Gift card liability	10,473	14,462
Income taxes payable	5,091	4,744
Other	47,847	42,405
Total	$333,550	$269,104

9.LONG-TERM DEBT OBLIGATIONS
Long-term debt obligations were as follows (in thousands):

	September 30,	December 31,
	2025	2024
2024 Euro Term Loan	$531,453	$471,049
2024 USD Term Loan	1,154,187	1,913,950
Principal amount—senior credit facilities	1,685,640	2,384,999
Less: original issuance discounts and unamortized debt issuance costs	(32,782)	(53,492)
Total long-term debt obligations—net of original issuance discounts and unamortized debt issuance costs	1,652,858	2,331,507
Less: Long-term debt obligations, current	—	(19,526)
Total long-term debt obligations, non-current—net of original issuance discounts and unamortized debt issuance costs	$1,652,858	$2,311,981

On February 13, 2020, to finance its acquisition of StubHub, the Company entered into a credit facility comprised of the Euro Term Loan B, the USD Term Loan B and the Revolving Credit Facility, as detailed below. On March 15, 2024, the Company refinanced the USD Term Loan B, USD Term Loan B2 and the Euro Term Loan B and extended the Revolving Credit Facility under an amendment to the credit agreement (“Amendment No. 4”), as detailed below. The credit facility is secured by: (i) a first priority lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible personal property, including but not limited to intellectual property and accounts receivable and (ii) a first priority pledge of 100% of the equity interests of the Company and each material direct, wholly owned subsidiary of the Company limited to 65% of the voting capital stock and 100% of the non-voting stock of certain foreign subsidiaries, in each case, subject to certain exceptions.

Euro Term Loan B—The Euro Term Loan B initially consisted of a €452.4 million euro-denominated loan. The interest rate was equal to EURIBOR, subject to a floor of 0.00%, plus 3.50%. The combination of the stated interest rates and amortization of debt issuance costs resulted in an effective interest rate of 6.04% for the three months ended March 31, 2024 prior to the refinancing. The loan's initial maturity date was in February 2027 and the Company had an option to prepay part or all of the loan prior to maturity without penalty. At the time of issuance, the Euro Term Loan B had a value of $500.0 million USD.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 27, 2020, following the close of the Euro Term Loan B borrowing, the Company entered into a pay fixed, receive floating interest rate swap that fixed the Company’s floating rate exposure on its Euro Term Loan B. The combined economic effect of the swap and the Euro Term Loan B is to fix the variable rate component of the overall transaction to 0.2250%. See Note 11—Interest Rate Derivatives for more information.

On March 15, 2024, the Company refinanced the outstanding balance of the Euro Term Loan B under Amendment No.4. Refer below regarding 2024 Euro Term Loan for more information.

2024 Euro Term Loan—The new term loan has an aggregate principal of €452.4 million (“2024 Euro Term Loan”). The proceeds of the 2024 Euro Term Loan were utilized to repay the Euro Term Loan B outstanding immediately prior to March 15, 2024, including accrued interest thereon and to pay fees, expenses and premiums of €4.8 million incurred in connection with the refinancing. Through the amendment, the Company extinguished the Euro Term Loan B held by certain syndicate lenders (the “Euro Syndicate”). For the remainder, the Euro Syndicate continued as lenders in a new syndicate under the new 2024 Euro Term Loan (the “2024 Euro Syndicate”) which was accounted for as a debt modification. The 2024 Euro Syndicate also includes a number of new lenders that were not part of the Euro Syndicate. The Company recognized a $1.2 million loss on extinguishment of debt associated with a partial write-off of the unamortized debt discount under the Euro Term Loan B for those lenders who did not participate in the 2024 Euro Term Loans or had their loans partially redeemed for cash.

The 2024 Euro Term Loan matures on March 15, 2030 and prepayments of the loan within six months of March 15, 2024 are subject to a 1% prepayment premium. The 2024 Euro Term Loan interest rate per annum is equal to EURIBOR, subject to a floor of 0.00%, plus 5.00%. The EURIBOR rate plus 5.00% was 6.91% as of September 30, 2025. The combination of the stated interest rates and amortization of original issue discounts and debt issuance costs resulted in an effective interest rate of 7.61% for nine months ended September 30, 2025.

At the time of issuance, the 2024 Euro Term Loan had a carrying value of $493.0 million USD. The exchange rate losses of $1.3 million USD and $21.5 million USD have been recognized as unrealized losses within foreign currency losses in the condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively, and $60.4 million USD and $6.9 million USD for the nine months ended September 30, 2025 and 2024, respectively, inclusive of the unrealized losses prior to the refinancing on March 15, 2024.

The Company will continue to use the pay fixed, receive floating interest rate swap that previously fixed the Company’s floating rate exposure on Euro Term Loan B to continue to fix the floating rate exposure on the 2024 Euro Term Loan to 0.2250% through February 2027. See Note 11—Interest Rate Derivatives for more information.

USD Term Loan B—The USD Term Loan B initially consisted of a $1,700.0 million USD denominated loan. The loan’s initial maturity date was in February 2027 and the Company had an option to prepay part or all of the loan prior to maturity without penalty. The Company was required to repay 0.25% of the aggregate $1,700.0 million principal amount borrowed on a quarterly basis.
The loan interest rate per annum was equal to SOFR, subject to a floor of 0.00%, plus 3.61448%. The combination of the stated interest rates, and amortization of original issue discounts and debt issuance costs resulted in an effective interest rate of 7.29% for the three months ended March 31, 2024 prior to the refinancing.

On February 27, 2020, following the close of the USD Term Loan B borrowing, the Company entered into a pay fixed, and receive floating interest rate swap that fixed the Company’s floating rate exposure on its USD Term Loan B. The combined economic effect of the swap and the USD Term Loan B is to fix the variable rate component of the overall transaction to 1.3784%. This swap was designated as a cash flow hedge. See Note 11—Interest Rate Derivatives for more information.

On March 15, 2024, Amendment No. 4 was executed to refinance the outstanding principal of USD Term Loan B. Refer to description below regarding 2024 USD Term Loan.
USD Term Loan B2—On July 26, 2021, the Company refinanced the outstanding principal of a previously existing term loan, which was $327.5 million. The term loan initially had an aggregate principal of $328.0 million USD (“Term Loan B2”).

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The initial maturity date of the Term Loan B2 was in February 2027. The Company was required to repay 0.25% of the aggregate $328.0 million principal amount borrowed on a quarterly basis.
The loan interest rate per annum was equal to SOFR, subject to a floor of 0.50%, plus 4.36448%. This resulted in an effective interest rate of 9.93% for the three months ended March 31, 2024 prior to the refinancing.

On March 15, 2024, Amendment No. 4 was executed to refinance the outstanding principal of the Term Loan B2. Refer to description below regarding 2024 USD Term Loan.

2024 USD Term Loan—On March 15, 2024, Amendment No. 4 resulted in the issuance of a new USD term loan of $1,952.6 million (“2024 USD Term Loan”) in outstanding principal, which was used to fully repay the $1,632.0 million of USD Term Loan B and $320.6 million of Term Loan B2 outstanding immediately prior to March 15, 2024, accrued interest thereon and to pay fees, expenses and premiums of $21.9 million incurred in connection with the refinancing. The 2024 USD Term Loan was funded by a syndicate of lenders, which included a number of lenders continuing from the USD Term Loan B and Term Loan B2 outstanding immediately prior and a number of new lenders. The Company determined that the portion of the 2024 USD Term Loan funded by continuing lenders were not substantially different from the original loans, and therefore accounted for the refinancing as a modification. However, the Company recognized a $4.6 million loss on extinguishment of USD Term Loan B and $1.8 million loss on extinguishment of Term Loan B2 primarily associated with the partial write-off of remaining debt issuance costs under the USD Term Loan B and Term Loan B2 for those lenders who did not participate in the 2024 USD Term Loan or had their loans partially redeemed for cash.

The 2024 USD Term Loan matures on March 15, 2030 and prepayments of the loan within six months of March 15, 2024 are subject to a 1% prepayment premium. The Company was required to repay 0.25% of the aggregate $1,914.0 million principal amount borrowed on a quarterly basis beginning on June 30, 2024.

The 2024 USD Term Loan interest rate per annum is equal to SOFR, subject to a floor of 0.00%, plus 4.75%. The SOFR rate plus 4.75% was 8.91% as of September 30, 2025. The combination of the stated interest rates and amortization of original issue discounts and debt issuance costs resulted in an effective interest rate of 9.87% for the nine months ended September 30, 2025.

On March 15, 2024, in connection with the 2024 USD Term Loan amendment discussed above, the Company dedesignated the cash flow hedge on the USD Term Loan B and redesignated the pay fixed, receive floating interest rate swap as a cash flow hedge on the 2024 USD Term Loan to reflect the updated terms of the amendment. The hedge fixes the Company’s floating rate exposure on $1,632.0 million of the 2024 USD Term Loan principal to 1.2639% through February 13, 2027. See Note 11—Interest Rate Derivatives for more information.

On June 24, 2024, the Company made an early principal payment related to the 2024 USD Term Loan of $24.0 million in connection with, and using the proceeds from the issuance of Series M Redeemable Preferred Stock. The Company recognized a $0.6 million loss on extinguishment of debt associated with a partial write-off of the unamortized debt discounts and issuance costs during the year ended December 31, 2024.

On September 29, 2025, the Company made an early principal payment related to the 2024 USD Term Loan of $750.0 million in connection with, and using proceeds from the IPO. The Company recognized a $15.5 million loss on extinguishment of debt associated with a partial write-off of the unamortized debt discounts and issuance costs during the three and nine months ended September 30, 2025. Due to the paydown, commencing on September 30, 2025, there are no longer any quarterly amortization payments due on the 2024 USD Term Loan until the principal becomes due at maturity.

Revolving Credit Facility—The Revolving Credit Facility allows for an initial aggregate principal amount of $125.0 million including: (i) a $30.0 million letter of credit sublimit and (ii) a $30.0 million swingline loan sublimit. The initial maturity date of the Revolving Credit Facility was in February 2025.

The interest rate per annum on borrowings under the Revolving Credit Facility is equal to SOFR, subject to a floor of 0.00%, plus 3.61448%.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On March 15, 2024, Amendment No.4 was executed to extend the maturity date on the Revolving Credit Facility from February 2025 to March 2028.

On June 27, 2024, the Company entered into the fifth amendment to the credit agreement (“Amendment No.5”) increasing the commitment under the Revolving Credit Facility, subject to certain conditions including the occurrence of an event where the Company listing its common stock on a principal U.S. securities exchange (“Qualified IPO”). Upon a Qualified IPO, the amended Revolving Credit Facility will allow for an increased aggregate principal amount up to $565.0 million, including: (i) a $120.0 million letter of credit sublimit, and (ii) a $60.0 million swingline loan sublimit. Given the Qualified IPO did not occur by December 27, 2024, the expiration date of the conditional occurrence of the event, this amendment has no further force or effect. On January 2, 2025, the Company entered into an agreement to amend the occurrence date of the Qualified IPO and subsequent expiration date of the Amendment No. 5 from December 27, 2024 to September 30, 2025.

On November 26, 2024, the Company entered into the sixth amendment to the credit agreement to amend the Revolving Credit Facility for an increase in letter of credit sublimit from $30.0 million to $50.0 million until the maturity date of the Revolving Credit Facility.

On September 29, 2025, the Company met the conditions, including the occurrence of a Qualified IPO, under Amendment No. 5 that increased the aggregate principal amount of the Revolving Credit Facility to $565.0 million, including: (i) a $120.0 million letter of credit sublimit, and (ii) a $60.0 million swingline loan sublimit until its maturity date. The maturity date was also extended from March 2028 to September 2030. As of September 30, 2025, there were outstanding standby letters of credit in an aggregate amount of $43.1 million that the Company issued in connection with the Company’s appeal bond for a litigation matter and office leases under the Revolving Credit Facility. During and as of the nine months ended September 30, 2025, no amounts have been drawn on the letters of credit. The available balance under the letter of credit sublimit for Revolving Credit Facility was $76.9 million as of September 30, 2025.

During and as of the nine months ended September 30, 2025 and year ended December 31, 2024, no amount was outstanding on the Revolving Credit Facility.
Future Maturities—Future maturities of long-term debt obligations as of September 30, 2025 are as follows (in thousands):

Amount
Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	1,685,640
Total	$1,685,640
Debt Covenants—The Company was in compliance with all of its financial covenants as of September 30, 2025 and December 31, 2024. The Company’s credit facilities contain customary representations and warranties, affirmative covenants, reporting obligations and negative covenants. The negative covenants restrict the Company and its subsidiaries’ ability, among other things, to (subject to certain exceptions): incur additional debt, make certain investments and acquisitions, make prepayments of certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, transfer and sell material assets, merge or consolidate and pay dividends on and make distributions to equity interest holders outside of the consolidated group or make other payments in respect of its capital stock. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facilities becoming immediately due and payable.

The Company’s Revolving Credit Facility requires, in the event the outstanding revolving loans, swingline loans and (solely to the extent in excess of $10.0 million in the aggregate) outstanding but undrawn letters of credit that have not been cash collateralized exceed 35% of the aggregate revolving commitments, that the Company maintains a leverage ratio no greater than 5.70:1.00, as measured in accordance with the terms of the credit facilities. As of September 30, 2025 and December 31, 2024, the

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company’s outstanding amounts under the Revolving Credit Facility were below the threshold required in order for the covenant to be applicable.

10.OTHER NON-CURRENT LIABILITIES
Other non-current liabilities were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Sales and use tax payable	$177,568	$140,234
Uncertain tax positions	11,620	14,903
Series J Redeemable Preferred Stock (fair value option)	—	43,751
Series M Redeemable Preferred Stock (fair value option)	—	26,646
Put right arrangement obligation	—	22,551
Series I Redeemable Preferred Stock bifurcated derivative	—	2,990
Other noncurrent liabilities	41,476	44,741
Total	$230,664	$295,816
11.INTEREST RATE DERIVATIVES

The loans entered into in connection with the credit facility described above in Note 9—Long-Term Debt Obligations expose the Company to risk of variability in cash flows due to changes in interest rates. The Company’s primary objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. The Company uses interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps have the economic effect of offsetting the variable interest obligations based on the specified SOFR or EURIBOR components associated with the Company's long-term debt obligations so that the interest payable on these effectively became fixed. The Company uses interest rate swaps to manage interest rate risk on its long-term debt obligations.

For derivative instruments that are not designated as hedging instruments, specifically the swap hedging the EURIBOR component associated with €452.4 million 2024 Euro Term Loan, any change in fair value is reported within gains (losses) on derivatives during the period of the change in the condensed consolidated statements of operations. The notional amount of the 2024 Euro Term Loan interest rate swap was €452.4 million Euro as of September 30, 2025 and December 31, 2024. The fair value asset of the Euro Term Loan B interest rate swap derivative was $12.8 million USD and $18.3 million USD as of September 30, 2025 and December 31, 2024, respectively. The fair value of this interest rate swap derivative asset is recorded within other non-current assets on the condensed consolidated balance sheets.

For derivative instruments that are designated as cash flow hedges, specifically the swap hedging SOFR associated with the 2024 USD Term Loan, the derivative’s gain or loss is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the condensed consolidated statements of operations, in the same period the forecasted hedged interest payments affects earnings.

As described above in Note 9—Long-Term Debt Obligations, on March 15, 2024, in connection with the refinancing of the credit agreement, the Company dedesignated this hedging relationship and immediately redesignated the hedge as a cash flow hedge of the 2024 USD Term Loan to reflect the updated terms of the refinanced debt.

On September 29, 2025, in connection with the Company's early principal payment related to the 2024 USD Term Loan of $750.0 million, it became probable that certain forecasted transactions would not occur. As a result, the Company dedesignated its hedging relationships and reclassified $18.4 million from accumulated other comprehensive income to interest expense as a reduction of interest expense during the three months ended September 30, 2025. The Company has determined that the remaining transactions that were hedged remain probable of occurring and, as a result, retained a balance in accumulated other comprehensive of $48.2 million.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2025, the interest rate swap was redesignated as a new cash flow hedge in relation to the remaining balance of the 2024 USD Term Loan. The Company is hedging the variability in SOFR-linked interest rate payments associated with the $1,154.2 million of principal amount remaining of the 2024 USD Term Loan. The derivative’s gain or loss is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the condensed consolidated statements of operations, in the same period the forecasted hedged interest payments affects earnings. The Company assessed hedge effectiveness at the time of entering into the agreement, utilizing a regression analysis, and determined the hedge is expected to be highly effective.

The Company classifies cash flows related to its cash flow hedges as operating activities within the condensed consolidated statements of cash flows. The notional amount of the 2024 USD Term Loan interest rate swap was $1,154.2 million and $1,615.0 million as of September 30, 2025 and December 31, 2024, respectively. The notional amount of the hedge is amortizing over the life of the hedge consistent with the forecasted amortization of its SOFR denominated obligations. The fair value asset of the USD Term Loan B interest rate swap derivative was $34.5 million and $90.1 million as of September 30, 2025 and December 31, 2024, respectively. The fair value of this interest rate swap derivative asset is recorded within other non-current assets on the condensed consolidated balance sheets.

The following table presents the activity of derivative instruments designated as cash flow hedges, and the impact of these derivative contracts, net of tax, on accumulated other comprehensive income (loss) (in thousands) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

Interest Rate Contract Designated as Cash Flow Hedge
Balance as of December 31, 2024	$126,918
Loss Recognized in Other Comprehensive Income (Loss)	(1,563)
Amortization of Unrealized Losses on Cash Flow Hedge Reclassed to Interest Expense	(1,819)
Other Comprehensive Loss (Income) Released to Interest Expense	(12,385)
Balance as of March 31, 2025	111,151
Gain Recognized in Other Comprehensive Income (Loss)	3,071
Amortization of Unrealized Losses on Cash Flow Hedge Reclassed to Interest Expense	(1,840)
Other Comprehensive Loss (Income) Released to Interest Expense	(12,462)
Balance as of June 30, 2025	99,920
Gain Recognized in Other Comprehensive Income (Loss)	24,438
Amortization of Unrealized Losses on Cash Flow Hedge Reclassed to Interest Expense	(20,265)
Other Comprehensive Loss (Income) Released to Interest Expense	(25,379)
Balance as of September 30, 2025	$78,714

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rate Contract Designated as Cash Flow Hedge
Balance as of December 31, 2023	$152,526
Gain Recognized in Other Comprehensive Income (Loss)	26,731
Amortization of Unrealized Losses on Cash Flow Hedge Reclassed to Interest Expense	(1,819)
Other Comprehensive Loss (Income) Released to Interest Expense	(16,811)
Balance as of March 31, 2024	160,627
Loss Recognized in Other Comprehensive Income (Loss)	(20,475)
Amortization of Unrealized Losses on Cash Flow Hedge Reclassed to Interest Expense	(1,860)
Other Comprehensive Loss (Income) Released to Interest Expense	16,705
Balance as of June 30, 2024	154,997
Loss Recognized in Other Comprehensive Income (Loss)	(51,364)
Amortization of Unrealized Losses on Cash Flow Hedge Reclassed to Interest Expense	(1,860)
Other Comprehensive Loss (Income) Released to Interest Expense	17,160
Balance as of September 30, 2024	$118,933

The Company recognizes assets or liabilities at fair value of the estimated amounts it would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. These assets and liabilities are recognized as Level 2 within the fair value hierarchy as they are measured based on observable inputs. See Note 3—Fair Value Measurements for more information.

The Company estimates that $28.6 million of the balance in accumulated other comprehensive income (loss) as of September 30, 2025 will be reclassified as a benefit to interest expense during the next 12 months.
12.COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, the Company has future purchase commitments as follows (in thousands):

Purchase Commitments
Remainder of 2025	$21,900
2026	62,414
2027	62,640
2028	14,176
2029	6,752
2030 and thereafter	7,000
Total minimum payments	$174,882

These purchase commitments consist primarily of contractual inventory costs, sponsorship fees and partnership fees. Inventory costs are included in cost of revenue and other sponsorship and partnership fees are included in sales and marketing expense reported in the condensed consolidated statements of operations. Sponsorship and partnership fees totaled $26.4 million and $26.1 million for the three months ended September 30, 2025 and 2024, respectively, and $68.8 million and $58.8 million for the nine months ended September 30, 2025 and 2024, respectively. The Company’s purchase commitments for inventory represent the total amount of minimum proceeds that we agreed to remit to content rights holders in exchange for their agreement to list a certain number of original issuance tickets. Inventory costs totaled $9.8 million and $15.1 million for the three months ended September 30, 2025 and 2024, respectively, and $27.9 million and $31.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Indirect Tax Contingencies –The Company evaluated its potential indirect tax obligations in various jurisdictions including U.S. states and foreign jurisdictions and determined instances where indirect tax contingencies exist. As of September 30, 2025 and December 31, 2024, the Company had accrued $18.2 million and $16.3 million within accrued expenses and other current

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
liabilities, respectively, and $122.3 million and $88.1 million within other non-current liabilities, respectively, where the Company may have a filing obligation and exposure for penalties and interest which were determined to be probable and estimable. The Company's estimated liabilities for these tax matters are inherently subjective due to the complexity and uncertainty of these matters and the administrative, regulatory or judicial processes in certain jurisdictions. In addition, the Company is involved with legal and regulatory proceedings related to indirect tax matters as further described below in Litigation and Other Legal Matters. The final outcome could be materially different from the estimated liabilities recorded. In addition, the Company could be subject to additional tax liabilities, where the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. The Company will continue to monitor the development of these tax contingencies, including interactions with domestic and foreign tax authorities and will adjust these estimated liabilities based on any new information or further developments.
Litigation, Regulatory Proceedings and Other Legal Matters—As part of its normal operations, the Company is involved in legal and regulatory proceedings on an ongoing basis. Amounts accrued for legal and regulatory proceedings for which the Company believes a loss is probable and estimable were $113.8 million and $96.6 million as of September 30, 2025 and December 31, 2024, respectively, within accrued expenses and other current liabilities, and other non-current liabilities on the condensed consolidated balance sheets.

The Company is party to a legal proceeding with Spotlight Ticket Management, Inc. (“Spotlight”), who is alleging, among other things, that the Company underpaid certain of the commissions owed to Spotlight pursuant to their contractual agreements and intentionally interfered in Spotlight’s ongoing partnerships with other parties in an effort to adversely impact Spotlight’s business. The proceeding, entitled Spotlight Ticket Management, Inc. v. StubHub, Inc. et al, was filed in the Superior Court of the State of California on June 23, 2020. On May 24, 2024, a jury reached a verdict against the Company for $16.4 million to the plaintiff. The Company previously determined the probability of loss to be remote. The matter is pending post-trial motions and appeal by the Company. The final outcome could be materially different from the estimated liability recorded. The Company has accrued a liability within other non-current liabilities of $16.4 million as of September 30, 2025 and December 31, 2024, for which a loss is probable. In connection with the appeal process, on November 26, 2024, the Company posted a $24.6 million appeal bond.

On February 6, 2024, the Company received a letter and subpoena from the Attorney General of the District of Columbia (the “D.C. AG”) regarding allegations that certain features of the Company’s website, including its all-in pricing feature, violated the District of Columbia Consumer Protection Procedures Act (the “D.C. CPPA”). The Company cooperated with such inquiry, producing such information that was responsive to the subpoena. Following its review of publicly available information and the information that the Company provided, the D.C. AG has informed the Company that it believes that certain of the Company’s practices have violated the D.C. CPPA. On August 1, 2024, the Company was served with a complaint by the D.C. AG. The Company’s review of the complaint and its discussions on this matter are at an early stage and are ongoing. While the Company believes that its commercial practices comply with applicable laws, a resolution of this matter may include a monetary fine and/or injunctive relief. The Company has accrued a liability within other non-current liabilities of $1.8 million and zero as of September 30, 2025 and December 31, 2024, respectively, for which a loss is probable. Due to the ongoing nature of the review and uncertainties involved, the final outcome could be materially different from the estimated liability recorded.

On January 20, 2025, the Company received a request for information from a non-U.S. regulator investigating whether buyers were adequately notified of the view from certain seat locations. The Company is in the process of responding to the regulator's requests for information and continues to engage in discussions with its staff to reach a settlement regarding the matter. The Company previously determined the probability of loss to be remote. The Company’s discussions are ongoing, and based on the information currently available, it is reasonably possible that the Company could incur a loss in connection with this matter. While the ultimate outcome cannot be predicted with certainty, the Company currently estimates that the loss could be up to approximately $12.9 million, which represents the Company’s best estimate of the maximum potential exposure.

On August 27, 2025, a U.S. regulator initiated an investigation seeking information regarding the Company's business practices in connection with the advertised pricing of live event tickets. While the Company believes that its commercial practices comply with applicable laws, a resolution of this matter may include a monetary fine and/or injunctive relief. The Company has accrued a liability within other non-current liabilities of $7.0 million as of September 30, 2025, for which a loss is probable. Due to the ongoing nature of the review and uncertainties involved, the final outcome could be materially different from the estimated liability recorded.

The Company operates in numerous jurisdictions in which taxing authorities may challenge its positions with respect to income and non-income-based taxes. The Company routinely receives inquiries and from time to time has, and may in the future, receive

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
challenges or assessments from these taxing authorities. With respect to non-income based taxes, the Company recognizes liabilities when the Company believes it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. In most jurisdictions, the Company charges and remits Sales and Use Taxes or Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business.

The Company received sales and use tax assessments from an individual state department of revenue within the U.S. regarding the Company’s sales tax withholding practice. The matter is pending resolution from the appeal process and final ruling. The Company determined the loss to be probable and accrued a liability within other non-current liabilities of $51.2 million and $48.9 million as of September 30, 2025 and December 31, 2024, respectively. The final outcome could be materially different from the estimated liability recorded.

The Company also received a dispute from a non-U.S. taxing authority for VAT related to certain sales in prior periods. The Company’s position is that the sales were treated appropriately for VAT and intends to defend its position with the taxing authorities. In the third quarter of 2024, without admitting any misconduct, the Company was offered a potential opportunity to settle certain matters with the non-U.S. taxing authority. The Company had recorded probable losses of $30.0 million and $26.6 million as of September 30, 2025 and December 31, 2024, respectively, within accrued expenses and other current liabilities on the condensed consolidated balance sheets for this matter. The Company previously determined the probability of loss to be reasonably possible. The accrued amount represents the settlement offer the Company intends to provide to the non-U.S. taxing authority. Discussions on these matters are ongoing and the interpretation and application of these VAT rules could result in a liability that is materially different from the estimate recorded.

In connection with a complaint by the Swiss Consumers Association alleging infringement of the Swiss Unfair Competition Act, preventative freeze of $15.1 million and $13.2 million as of September 30, 2025 and December 31, 2024, respectively, is reflected in restricted cash.
In connection with a complaint by French authorities in connection with the Union of European Football Associations Championship, relating to the Company’s commercial practices, preventative freeze of $1.5 million and $1.4 million as of September 30, 2025 and December 31, 2024, respectively, is reflected in restricted cash.
The Company does not believe that losses are probable with respect to these additional claims and regulatory proceedings or that reasonably possible losses are material. Legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on the Company’s operating results or financial condition for that reporting period could be material. The Company is also unable to estimate the potential impact from the application of non‐monetary remedies. The impact from these remedies may have a significant adverse impact on the Company’s business practices, which could result in a material impact to its liquidity, operating results and financial condition.
13.REDEEMABLE PREFERRED STOCK

On June 18, 2024, the Company sold 24,025 shares of Series M redeemable preferred stock ("Series M Redeemable Preferred Stock") at an original issue price of $1,000.00 per share for aggregate gross proceeds of $24.0 million. Issuance costs were $0.1 million for Series M Redeemable Preferred Stock. The purchasers of Series M Redeemable Preferred Stock included among others, certain (i) employees of the Company, (ii) members of Company’s board of directors and (iii) existing stockholders that are holders of more than 5% of the Company’s Common Stock, as further described in Note 19—Related Party Transactions. Upon 180 days after the closing of the Qualified IPO, the Series M Redeemable Preferred Stock will automatically convert into 1,322,527 shares of Class A Common Stock based on the quotient of the then outstanding liquidation preference including all accrued and unpaid dividends and the Qualified IPO Price pursuant to the terms of the purchase agreement.

On May 12, 2025, the Company sold 50,000 shares of Series N redeemable preferred stock ("Series N Redeemable Preferred Stock") at an original issue price of $1,000.00 per share for aggregate gross proceeds of $50.0 million. Issuance costs were $0.1 million for Series N Redeemable Preferred Stock. The Series N Redeemable Preferred Stock contains an embedded conversion feature, which was bifurcated from the Series N Redeemable Preferred Stock and accounted for separately as a derivative liability. The initial fair value of the Series N Redeemable Preferred Stock derivative liability was estimated to be $0.2 million and is presented as a component of other non-current liabilities on the condensed consolidated balance sheet. As of the closing of the Qualified IPO, the fair value of Series N Redeemable Preferred Stock derivative liability was $2.7 million. Upon the closing of the Qualified IPO, the embedded conversion feature, which was bifurcated from the Series N Redeemable Preferred

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock met the requirements for the derivative scope exception for contracts involving the Company’s own stock and was no longer accounted for as a derivative liability. The fair value of the embedded conversion feature of $2.7 million was reclassified into additional paid in capital on the condensed consolidated balance sheet. Upon 180 days after the closing of the Qualified IPO, the Series N Redeemable Preferred Stock will automatically convert into 2,340,425 shares of Class A Common Stock based on the quotient of the then outstanding liquidation preference and the Qualified IPO Price pursuant to the terms of the purchase agreement.

On June 30, 2025, the Company designated up to 500,000 shares of the authorized preferred stock as Series O redeemable preferred stock ("Series O Redeemable Preferred Stock"). From June 30, 2025 through September 4, 2025, the Company sold 254,893 shares of Series O Redeemable Preferred Stock at an original issue price of $1,000.00 per share for aggregate gross proceeds of $254.9 million. Issuance costs were less than $0.1 million for Series O Redeemable Preferred Stock. Purchasers of Series O Redeemable Preferred Stock included among others, existing stockholders that are holders of more than 5% of the Company’s Common Stock, as further described in Note 19—Related Party Transactions. The Series O Redeemable Preferred Stock contains an embedded conversion feature which was bifurcated from the Series O Redeemable Preferred Stock and accounted for separately as a derivative liability. The initial fair value of the Series O Redeemable Preferred Stock derivative liability was estimated to be $0.9 million and is presented as a component of other non-current liabilities on the condensed consolidated balance sheet. As of the closing of the Qualified IPO, the fair value of Series O Redeemable Preferred Stock derivative liability was $14.0 million. Upon the closing of the Qualified IPO, the embedded conversion feature, which was bifurcated from the Series O Redeemable Preferred Stock met the requirements for the derivative scope exception for contracts involving the Company’s own stock and was no longer accounted for as a derivative liability. The fair value of the embedded conversion feature of $14.0 million was reclassified into additional paid in capital on the condensed consolidated balance sheet. Upon 180 days after the closing of the Qualified IPO, the Series O Redeemable Preferred Stock will automatically convert into 11,931,135 shares of Class A Common Stock based on the quotient of the then outstanding liquidation preference and the Qualified IPO Price pursuant to the terms of the purchase agreement.

The following is a summary of the rights and preferences of the Series N and O Redeemable Preferred Stock:

Liquidation Preference—The outstanding Liquidation Preference for each share of Series N and O Redeemable Preferred Stock on any determination date is equal to their original issuance price multiplied by an applicable return that increases from 1.10 at issuance by 0.05 annually beginning January 1, 2027 until January 1, 2035 at a maximum of 1.55. Upon a liquidation event, the Company shall redeem all of the then outstanding shares of Series N and O Redeemable Preferred Stock for cash at a redemption price equal to the outstanding Liquidation Preference.

Optional Redemption—The Company may redeem the Series N and O Redeemable Preferred Stock at any time at a redemption price equal to the outstanding Liquidation Preference prior to the occurrence of a Qualified IPO.

Change in Control Redemption—Upon a change in control, the Company shall redeem all of the then outstanding shares of Series N and O Redeemable Preferred Stock for cash at a redemption price equal to the outstanding Liquidation Preference.

Voting—The holders of the Series N and O Redeemable Preferred Stock are not entitled to any voting rights, except: (i) that certain actions that would adversely affect the rights or privileges of the holders of the redeemable preferred stock are subject to such holders’ prior approval and (ii) to the extent required by the Delaware General Corporation Law.

Conversion—180 days after the closing of a Qualified IPO, each share of outstanding Series N and O Redeemable Preferred Stock will convert into a variable number of shares of Class A Common Stock (and cash in lieu of fractional shares) equal to the quotient of the then outstanding Liquidation Preference of the Series N and O Redeemable Preferred Stock and the Qualified IPO Price. Other than the conversion upon the occurrence of a Qualified IPO, the Series N and O Redeemable Preferred Stock do not have any conversion rights into any other class or series of capital stock of the Company.

In September 2025, upon the closing of the Qualified IPO, 20,000 shares of Series I Redeemable Preferred Stock automatically converted into 1,386,615 shares of Class A Common Stock pursuant to the conversion terms equal to the quotient of the outstanding liquidation preference, including all accrued and unpaid dividends, and the Qualified IPO Price multiplied by a factor of 0.9. The outstanding liquidation preference, including all accrued and unpaid dividends, for the 20,000 shares of Series I Redeemable Preferred Stock was $29.3 million. The carrying value for the 20,000 shares of Series I Redeemable Preferred Stock

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and the Series I Redeemable embedded conversion feature was $20.6 million and $3.3 million, respectively. The Series I Redeemable Preferred Stock embedded conversion feature was derecognized as a liability and reclassified to be a component of additional paid-in capital upon conversion. The fair value of the 1,386,615 shares of Class A Common Stock upon conversion was $32.6 million with the excess over the carrying value of the 20,000 shares of Series I Redeemable Preferred Stock and the Series I Redeemable Preferred Stock embedded conversion feature representing the accrued and unpaid dividends settlement and treated as a charge to additional paid-in-capital.

In September 2025, upon the closing of the Qualified IPO, all 32,892 shares of Series J Redeemable Preferred Stock outstanding automatically converted into 2,044,729 shares of Class A Common Stock, pursuant to the conversion terms equal to the quotient of the outstanding liquidation preference, including all accrued and unpaid dividends and the Qualified IPO Price. The outstanding liquidation preference, including all accrued and unpaid dividends, for 32,892 shares of Series J Redeemable Preferred Stock was $48.1 million and equal to its carrying value, and was derecognized as a liability and reclassified to be a component of additional paid-in capital upon the conversion into Class A Common Stock.

Subsequent to the conversions of the 20,000 shares of Series I Redeemable Preferred Stock and all 32,892 shares of Series J Redeemable Preferred Stock, 10,000 shares of Series I Redeemable Preferred Stock, 365,000 shares of Series K Redeemable Preferred Stock, 115,000 shares of Series L Redeemable Preferred Stock, 50,000 shares of Series N Redeemable Preferred Stock and 254,893 shares of Series O Redeemable Preferred Stock remain outstanding.

The Company has classified its Series I, K, L, N and O Redeemable Preferred Stock issued and outstanding as mezzanine equity on the condensed consolidated balance sheets due to being contingently redeemable upon a change in control, which is deemed outside of the Company’s control. These events were not probable of occurring as of September 30, 2025 and December 31, 2024, and therefore the carrying values of the redeemable preferred stock are not being accreted to their redemption values. Subsequent adjustments to the carrying values of the redeemable preferred stock may be required when it becomes probable that the shares will become redeemable.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent the shares of redeemable preferred stock issued and outstanding classified as mezzanine equity as of September 30, 2025 and December 31, 2024 (in thousands, except share and per share amounts):

	September 30, 2025
	Shares Issued and Outstanding	Original Issuance Price per Share	Carrying Value	Aggregate Liquidation Preference
Series I	10,000	$1,000	$10,000	$14,729
Series K	365,000	$1,000	365,000	548,526
Series L	115,000	$1,000	94,031	115,000
Series N	50,000	$1,000	49,812	55,000
Series O	254,893	$1,000	253,998	280,382
Gross	794,893		772,841	$1,013,637
Issuance costs			(14,814)
Total			$758,027

	December 31, 2024
	Shares Issued and Outstanding	Original Issuance Price per Share	Carrying Value	Aggregate Liquidation Preference
Series I (1)	30,000	$1,000	$30,570	$40,734
Series K	365,000	$1,000	365,000	509,827
Series L	115,000	$1,000	94,031	115,000
Gross	510,000		489,601	$665,561
Issuance costs			(14,681)
Total			$474,920
(1)The carrying value excludes $3.0 million related to the bifurcated derivative of Series I Redeemable Preferred Stock as of December 31, 2024.

As of September 30, 2025 and December 31, 2024, there were zero and 32,892 shares of Series J Redeemable Preferred Stock outstanding, respectively. As of September 30, 2025, the Series J Redeemable Preferred Stock had converted into Class A Common Stock and the liability balance was derecognized. As of December 31, 2024, the Series J Redeemable Preferred Stock was classified within other non-current liabilities and accrued expenses at its fair value of $43.8 million.

As of September 30, 2025, there were 24,025 shares of Series M Redeemable Preferred Stock outstanding with an aggregate liquidation preference of $29.0 million. The Company elected the fair value option to measure Series M Redeemable Preferred Stock. As of September 30, 2025 and December 31, 2024, Series M Redeemable Preferred Stock is classified as a component of other current liabilities on the condensed consolidated balance sheets and was carried at its fair value of $22.3 million and a component of non-current liabilities at its fair value of $26.6 million.

The aggregate liquidation preference presented in the table above represents the total original issue price plus the amount of accrued and unpaid dividends as of September 30, 2025 and December 31, 2024, respectively and does not include any of the premium amounts that are contingent on the timing and circumstances of redemption.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents the aggregate and per share dividends that have accumulated as of September 30, 2025 and December 31, 2024 for each class of redeemable preferred stock (in thousands, except per share amounts):

	September 30, 2025		December 31, 2024
	Aggregate Accumulated and Undeclared Dividends	Accumulated and Undeclared Dividend per Share	Aggregate Accumulated and Undeclared Dividends	Accumulated and Undeclared Dividend per Share
Series I	$4,729	$157.64	$10,734	$357.79
Series J	$15,159	$460.88	$10,396	$316.05
Series K	$183,526	$502.81	$144,827	$396.79
Series M	$5,012	$208.61	$1,976	$82.24
The dividend rate for Series L Redeemable Preferred Stock is 0% through March 30, 2027 and 5% thereafter. Therefore, Series L Redeemable Preferred Stock is not included in the table above. The Company did not declare or pay any dividends to preferred stockholders during the nine months ended September 30, 2025 and 2024, except with respect to the settlement of the accumulated dividends totaling $9.3 million and $15.2 million with respect to the conversion of the 20,000 shares of Series I Redeemable Preferred Stock and all 32,892 shares of Series J Redeemable Preferred Stock into Class A Common Stock, respectively. There is no stated dividend rate for Series N and O Redeemable Preferred Stock.
14.STOCKHOLDERS’ EQUITY

Preferred Stock— As of September 30, 2025 and December 31, 2024, the Company has authorized the issuance of 100,000,000 and 28,000,000 shares of undesignated preferred stock, respectively, with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. In September 2025, in connection with the Company's IPO, the Company's certificate of incorporation was amended to increase the authorization of undesignated preferred stock from 28,000,000 shares to 100,000,000 shares. See Note 13—Redeemable Preferred Stock for more information.

Common Stock—As of September 30, 2025 and December 31, 2024, the Company has authorized the issuance of 3,000,000,000 and 365,000,000 shares of Class A common stock (“Class A Common Stock”) and 200,000,000 and 50,000,000 shares of Class B common stock (“Class B Common Stock” and together with Class A Common Stock, "Common Stock"), respectively, each with a par value of $0.001 per share. In September 2025, in connection to the Company's IPO, the Company's certificate of incorporation was amended to (i) increase the authorization of Class A Common Stock from 365,000,000 shares to 3,000,000,000 shares; (ii) increase the authorization of Class B Common Stock from 50,000,000 shares to 200,000,000 shares and; (iii) all 4,328,764 outstanding shares of Class C Common Stock were converted to Class A Common Stock on a 1 for 1 basis, such that there were no Class C Common Stock authorized or outstanding upon the conversion into Class A Common Stock. Each share of Class A Common Stock is entitled to one vote per share. Each share of Class B Common Stock is entitled to 100 votes per share. Each share of Class B Common Stock may be converted at any time at the option of the stockholder and generally convert upon sale or transfer to Class A Common Stock.

Redeemable Common Stock—In March 2023, the Company reclassified 1,500,000 shares of Class A Common Stock from stockholders’ equity to mezzanine equity as the result of an employee compensation arrangement which granted a contingent redemption feature on mature shares held by an employee.

In February 2024, the Company reclassified 276,845 shares of Class A Common Stock from stockholders’ equity to mezzanine equity as a result of an employee compensation agreement which granted a contingent redemption feature on mature shares held by an employee.

In March 2024, the Company reclassified 303,880 shares of Class A Common Stock from mezzanine equity to stockholders’ equity as the contingent redemption feature on those mature shares expired in connection with a secondary sale of these shares to a third-party investor.

In May 2025, the Company reclassified 70,860 shares of Class A Common Stock from stockholders’ equity to mezzanine equity as the result of an employee compensation arrangement which granted a contingent redemption feature on mature shares held by an employee.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2025, the Company reclassified all 1,543,825 remaining shares of redeemable common stock from mezzanine equity to Class A Common Stock upon the termination of the contingent redemption feature upon a Qualified IPO pursuant to employee compensation arrangements.

Except for the contingent redemption feature, the holder of these shares of redeemable Class A Common Stock had the same rights and privileges as other holders of Class A Common Stock. See Note 15—Stock-Based Compensation—Put Right Arrangement for more information.

Common Stock Repurchases and Retirement—During the nine months ended September 30, 2025 and 2024, the Company repurchased and retired 25,915 and zero shares of its Class A Common Stock for a total cash consideration paid of $1.0 million and zero. See Note 15—Stock-Based Compensation for more information.
15.STOCK‐BASED COMPENSATION

2022 Omnibus Incentive Plan—In connection with the Company's IPO, the board of directors of the Company (the “Board”) approved an amendment to the 2022 Omnibus Incentive Plan ("A&R 2022 Plan") and increased the initial share reserve under the A&R 2022 Plan to be equal to 80,556,646 shares of our Class A Common Stock. The number of shares of Class A Common Stock that remain available for issuance under the A&R 2022 Plan was 50,907,121 as of September 30, 2025.

2012 Restricted Stock Units Plan—In May 2024, the Board approved an amendment to the 2012 RSU Plan to incorporate a required anti-dilution provision upon a capitalization adjustment event. The amendment is accounted for as a modification of the 5,764,841 outstanding RSUs awards granted under the 2012 RSU Plan as it was in contemplation of a potential capitalization adjustment event which resulted in an increased aggregate award value of $104.5 million post modification. See “ —Restricted Stock Units” for more information.

Stock Options—The following table summarizes the Company’s stock option activity:

	Outstanding Options
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	15,526,466	$5.51	3.3	$513,851
Options exercised	(107,960)	$0.55
Options expired	(155,188)	$0.55
Balance as of September 30, 2025	15,263,318	$5.60	2.8	$171,594
Options vested and expected to vest as of September 30, 2025	5,633,108	$4.82	2.8	$67,684
Exercisable as of September 30, 2025	5,633,108	$4.82	2.8	$67,684

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Class A Common Stock as of the respective period-end dates.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2025, and 2024 was $4.1 million and $12.7 million, respectively.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the year ended December 31, 2018, the Company granted options to purchase an aggregate of 10,730,210 shares of Class A Common Stock that contained vesting provisions based on the Company’s achievement of tiered share prices, ranging from $19.50 to $80.00 per share, in qualifying liquidity events, including a change in control, Qualified IPO, or secondary transactions. The vesting of the stock options is also contingent on the continued employment of the awardee with the Company. The Company has determined that these awards contain service, performance, and market conditions. The awards had an estimated grant date fair value of $19.7 million which was measured using a Monte Carlo simulation. In the year ended December 31, 2023, the Company modified the remaining unvested and outstanding portion of these awards, which are comprised of options to purchase an aggregate of 9,630,210 shares of Class A Common Stock such that, upon the occurrence of a Qualified IPO, the market-based vesting provisions are based on the Company’s achievement of tiered share prices, ranging from $20.00 to $80.00 per share, measured based on a 30-consecutive trading day volume-weighted average price of the Company’s Class A Common Stock as reported by the principal securities exchange on which such stock is listed. The awards had an estimated modification date fair value of $267.6 million which was measured using a Monte Carlo simulation. The Company recognized $264.6 million and zero expense for the three and nine months ended September 30, 2025 and 2024, respectively, related to these awards.

As of September 30, 2025, there was no unrecognized stock-based compensation expense remaining for all outstanding stock options.

Put Right Arrangement—In March 2023, the Company provided an employee with an arrangement that granted the employee the right to sell on each of four annual put right exercise dates beginning in 2024, shares of Class A Common Stock held by the employee or to be obtained by the employee through the exercise of vested stock options. On each annual put right exercise date, the employee may elect to sell 666,665 of such shares to a third-party buyer in a secondary transaction facilitated by the Company. To the extent the aggregate proceeds to the employee in connection with any such annual election and sale are less than $20.0 million, the Company is required to fund the shortfall in proceeds up to an aggregate gross amount of $20.0 million per year. The Company may satisfy this obligation by repurchasing any available shares at the then fair value, but in no instance higher than $30.00 per share, or by paying the employee a cash bonus or by a combination of the two, at the Company’s election. To be eligible to exercise the put right, the employee must provide continuous service to the Company through the put exercise date, except that, if the employee is terminated by the Company without “cause” or resigns for “good reason,” such employee retains a right to sell on the next annual put right exercise date, as set forth in the arrangement. This arrangement will expire upon the listing of the Company’s capital stock on a recognized securities exchange or a change of control.

The Company has determined that the accounting for the put right arrangement is dependent on whether the employee’s underlying shares have been subject to the risks and rewards of ownership for at least six months prior to the employee receiving the put right. Shares that have met these criteria are considered mature shares and are presented in mezzanine equity at the historical basis of their initial issuance and, when deemed probable of becoming redeemable, are accreted to their redemption value over the remaining period to the redemption date. Shares that have not met these criteria, including shares to be obtained through the exercise of stock options, are considered linked to these put right stock-based compensation awards and are treated as liability-classified awards and remeasured to fair value at the end of each reporting period through the settlement date. The remaining obligation to issue a cash bonus is accounted for as a separate component of the award that is classified as a liability and expensed on a straight-line basis over the requisite service period the put right is earned. The remaining obligation is remeasured to fair value at the end of each reporting period through the settlement date using a Black-Scholes option pricing model with the assumptions summarized below:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Risk free interest rate	3.70% - 4.79%	4.16% - 4.86%
Expected term (in years)	0.6 - 21.6 years	0.0 - 21.1 years
Dividend yield	—%	—%
Expected volatility	53.42%	53.42%

During the nine months ended September 30, 2025, in connection with the put right arrangement, the employee did not elect to exercise their 2025 annual put right. Upon termination of this contingent redemption feature, 803,875 vested liability classified stock options to purchase an aggregate of 803,875 shares of Class A Common Stock were reclassified to permanent equity.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based compensation expense associated with the put right arrangement was $(4.2) million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $(4.2) million and $(1.2) million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the Company reclassified $18.4 million from other non-current liabilities to additional paid in capital as the contingent feature on the vested stock options to purchase an aggregate of 803,875 shares of Class A Common Stock terminated. As of September 30, 2025, as the contingent redemption feature was terminated upon the occurrence of a Qualified IPO, the Company derecognized all remaining obligations with the put right arrangements.

Restricted Stock Units—The following table summarizes the activity for the Company’s RSUs:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	38,613,553	$34.97
Granted	2,838,393	$38.76
Forfeited	(1,928,081)	$37.20
Vested but unreleased	(12,205,845)	$35.68
Vested and released	(6,365,652)	$39.69
Unvested as of September 30, 2025	20,952,368	$33.43
Vested but unreleased as of September 30, 2025	12,219,315	$35.68
Outstanding as of September 30, 2025	33,171,683	$34.24

Stock Price Target Performance RSUs

In the year ended December 31, 2018, the Company granted 500,000 RSUs that contained service, performance and market conditions. The market conditions are met based on the Company’s achievement of tiered share prices, ranging from $19.50 to $65.00 per share upon qualifying secondary transaction and primary stock issuances, and the occurrence of a liquidity event, which includes a qualifying sale of the Company’s Common Stock in a Qualified IPO or a change in control event. The awards had an estimated grant date fair value which was measured as of the grant date using a Monte Carlo simulation and totaled $4.8 million. In the year ended December 31, 2023, the Company modified all 500,000 of these unvested RSUs such that, upon the occurrence of a Qualified IPO, the market-based vesting provisions are based on the Company’s achievement of the tiered share prices, ranging from $19.50 to $65.00 per share, measured based on a 30-consecutive trading day volume-weighted-average price of the Company’s Class A Common Stock as reported by the principal securities exchange on which such stock is listed. The fair value of the modified award was measured using a Monte Carlo simulation on the modification date and totaled $17.9 million. In May 2024, the Company modified all 500,000 of these unvested RSUs to add a required anti-dilution provision in the event of a capitalization adjustment event. The fair value of the modified award was measured using a Monte Carlo simulation on the modification date and totaled $18.4 million. The Company recognized $18.2 million and zero expense for the three and nine months ended September 30, 2025 and 2024, respectively, related to these awards. As of September 30, 2025, there was $0.2 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 0.4 years.

In the year ended December 31, 2023, the Company granted 7,116,935 RSUs that contained market, performance, and service conditions. The market conditions are met based on the Company’s achievement of tiered share prices following the date the Company’s Class A Common Stock is listed in connection with a Qualified IPO, ranging from $37.18 to $151.80 per share, measured based on a 30-consecutive trading day volume-weighted-average price of the Company’s Class A Common Stock as reported by the principal securities exchange on which such stock is listed. The performance condition will be satisfied upon the occurrence of a liquidity event, which includes a Qualified IPO, and for 3,250,000 of the RSUs, also includes a change of control event. The awards had an estimated grant date fair value of $201.6 million which was measured using a Monte Carlo simulation. The Company recognized $189.4 million and zero expense for the three and nine months ended September 30, 2025 and 2024, respectively, related to these awards. As of September 30, 2025, there was $12.1 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 0.7 years.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In February 2024, the Company granted 462,500 RSUs that contained service, performance and market conditions. The market conditions are met based on the Company’s achievement of tiered share prices, ranging from $40.04 to $127.40 per share, measured based on a 60-consecutive trading day volume-weighted-average price of the Company’s Class A Common Stock as reported by the principal securities exchange on which such stock is listed. The performance condition will be satisfied upon the occurrence of a liquidity event, which includes a Qualified IPO. The awards had an estimated grant date fair value of $15.3 million, which was measured using a Monte Carlo simulation. In October 2024, the Company modified all 462,500 of these unvested RSUs to remove the required liquidity event performance condition. The fair value of the modified award was measured using a Monte Carlo simulation on the modification date and totaled $15.4 million. In August 2025, the 462,500 RSUs were forfeited upon the separation of the employee from the Company. For the three months ended September 30, 2025 and 2024, the Company recognized stock-based compensation expense of $(5.7) million and zero, respectively, and for the nine months ended September 30, 2025 and 2024, $(1.5) million and zero, respectively.

The assumptions used in the Monte Carlo simulations for the RSUs granted in the year ended December 31, 2024 are summarized below:

Year Ended December 31, 2024
Risk free interest rate	4.19% - 4.41%
Expected term (in years)	6.6 - 9.3
Dividend yield	—%
Expected volatility	47.50% - 53.42%

GMS Performance RSUs

In the year ended December 31, 2023, the Company granted 4,023,387 RSUs that contain performance and service conditions. The performance conditions are met based upon the occurrence of a liquidity event which includes a Qualified IPO and the Company’s achievement of Gross Merchandise Sales ("GMS") targets during a trailing 12-month period ranging from $5.5 billion to $16.5 billion. The vesting of the RSUs is also contingent on the continued employment of the awardee with the Company. These awards had an estimated grant date fair value of $143.6 million which was measured using the estimated fair value of the underlying Class A Common Stock. The Company also granted an additional 3,093,548 RSUs that contain these same performance and service conditions with additional market conditions. The market conditions are met based on the Company’s achievement of tiered share prices following the date the Company’s Class A Common Stock is listed in connection with a Qualified IPO of $37.20 and $50.60 per share, measured based on a 30-consecutive trading day volume weighted-average price of the Company’s Class A Common Stock as reported by the principal securities exchange on which such stock is listed. The awards had an estimated grant date fair value of $102.3 million which was measured using a Monte Carlo simulation. The Company recognized $200.5 million and zero expense for the three and nine months ended September 30, 2025 and 2024, respectively, related to these awards. As of September 30, 2025, there was $45.4 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 1.2 years.

Other Performance RSUs

As of September 30, 2025, the remaining 20,181,160 RSUs contained a service condition and a performance condition that is met upon the occurrence of a liquidity event defined within the terms of the award. The liquidity event was met upon the occurrence of the Qualified IPO. These RSUs had an estimated grant date fair value of $1,276.8 million, which was measured using the estimated fair value of the underlying Class A Common Stock. The Company recognized $1,119.6 million and zero expense for the three and nine months ended September 30, 2025 and 2024, respectively, related to these awards. As of September 30, 2025, there was $157.3 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 1.9 years.

Restricted Stock—In the year ended December 31, 2023, the Company granted 6,590 shares of restricted stock to consultants in exchange for services. On the grant date, the holders of the restricted stock have all rights of a stockholder of Class A Common Stock, including forfeitable dividend and voting rights, prior to the vesting of such shares of restricted stock. These shares of restricted stock are included in the Class A Common Stock outstanding balance in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These shares of restricted stock had an estimated grant date fair value of $0.2 million and vested upon the occurrence of a liquidity event defined within the terms of the award, which includes a qualifying sale of the Company’s Class A Common Stock in a Qualified IPO, within 20 years from the grant date. The Company recognized $0.2 million and zero expense for the three and nine months ended September 30, 2025 and 2024, respectively, related to these awards as the liquidity event was met upon the occurrence of the Qualified IPO.

Common Stock Warrants—In March 2023, the Company issued 256,896 common stock warrants to non-employees for advisory services (the “Advisory Warrants”) and authorized the future issuance of 237,135 common stock warrants to these non-employees upon the satisfaction of certain performance milestones (the “Initiative Warrants” and collectively with the Advisory Warrants, the “Warrants”). The Advisory Warrants and the Initiative Warrants had an estimated grant date fair value of $9.2 million and $8.4 million, respectively, estimated using the Black‐Scholes option‐pricing model. The Advisory Warrants will vest over a weighted-average period of 2.3 years and the Initiative Warrants will be vested upon issuance. All of the warrants have an exercise price of $0.002 and can be exercised using cash in exchange for one share of the Class A Common Stock or through a net share settlement using a cashless exercise. The expiration date of the warrants is the earlier of 10 years from the grant date, upon a Qualified IPO or a change of control event, or 30 days after the termination of the advisory services. Immediately prior to the expiration of the Advisory Warrants upon a Qualified IPO or a change of control event, all the Advisory Warrants will on the date of such event, immediately vest as to all Advisory Warrants scheduled to vest in the then-current and the immediately subsequent calendar year and all then-vested Advisory Warrants shall be exercised in full automatically. On December 31, 2024, the Company issued 39,522 common stock warrants in connection with the Initiative Warrants.

On March 21, 2025, the Company amended the Warrants by: (i) removing the distinction of common stock warrants between Advisory and Initiative Warrants; (ii) decreasing the number of common stock warrants authorized to 355,702; (iii) issuing the remaining 59,284 authorized common stock warrants; and (iv) modifying the vesting dates of the remaining unvested common stock warrants to be on the amendment date. The decrease in common stock warrants authorized was in exchange for an aggregate cash payment of $7.0 million payable in annual installments through December 31, 2027, subject to continued advisory service through the payment dates. The aggregate fair value of the modified Warrants totaled $12.7 million of which the remaining $2.1 million of unrecognized stock-based compensation expense for common stock warrants authorized was recognized upon the modification as all Warrants are vested.

During the three months ended September 30, 2025 and 2024, zero common stock warrants were exercised through a net share settlement using a cashless exercise, and during the nine months ended September 30, 2025 and 2024, 276,657 and zero common stock warrants were exercised through a net share settlement using a cashless exercise, respectively. The total intrinsic value of common stock warrants exercised for the nine months ended September 30, 2025 and 2024, was $10.7 million and zero, respectively.

During the three months ended September 30, 2025 and 2024, the Company recorded zero and $1.2 million of stock-based compensation expense, respectively, and during the nine months ended September 30, 2025 and 2024, the Company recorded $3.0 million and $3.6 million of stock-based compensation expense, respectively, related to these Warrants as part of general and administrative expense in the condensed consolidated statements of operations, inclusive of the $2.1 million of stock-based compensation expense recognized upon the modification of the Warrants. As of September 30, 2025, there were zero Warrants outstanding or authorized for future issuance and there was no unrecognized expense for the Warrants remaining.

Contract Incentive — In September 2025, the Company entered into an agreement with certain non-employees with existing and contemplated future arrangements whereby upon the closing of the Qualified IPO, the Company would issue $7.9 million of Class A Common Stock based on the Qualified IPO Price. Upon the closing of the IPO, the Company issued 337,444 shares of Class A Common Stock to settle the contingent obligation. The Company recognized $7.9 million of stock-based compensation expense during the three and nine months ended September 30, 2025 in connection with the issuance of these shares as part of general and administrative expense in the condensed consolidated statements of operations.

Modifications—In February 2025, the Company repurchased 12,960 shares of Class A Common Stock issued from the exercise of stock options that had not been subject to the risks and rewards of ownership for at least six months prior to their sale. The stock options were modified from equity-classified awards to liability-classified awards and the Company recognized zero and $0.5 million of stock-based compensation expense in connection with the modification of these awards during the three and nine months ended September 30, 2025, respectively.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2025, the Company cancelled 38,860 unvested RSUs from an employee for no consideration. As the cancelled RSUs contain a performance condition requiring the consummation of a liquidity event that was not probable to occur on the cancellation date, the Company recognized zero stock-based compensation expense in connection with the cancellation of these RSUs during the three and nine months ended September 30, 2025.

Secondary Transactions—In August 2025, an employee sold 666,665 shares of Class A Common Stock to an existing investor at $30.00 per share for gross proceeds of $20.0 million. The Company did not participate in the common stock purchase from the employee but waived its right of first offer. See Note 19—Related Party Transactions.

In March 2024, an employee sold 666,665 shares of Class A Common Stock to an existing investor at $30.00 per share for gross proceeds of $20.0 million. The Company did not participate in the common stock purchase from the employee but waived its right of first offer. Of the 666,665 shares of Class A Common Stock sold, 303,880 shares of redeemable Class A Common Stock were reclassified to permanent equity and 362,785 shares from the exercised stock options were treated as liability-classified awards because they had not been subject to the risks and reward of ownership for at least six months prior to their sale. The Company recognized $1.5 million of stock-based compensation expense in connection with the modification of these awards as part of this secondary sale. The existing investor became a related party in connection with this purchase as further described in Note 19—Related Party Transactions.

Stock-Based Compensation Expense—Stock-based compensation expense totaled $1,405.2 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively, and $1,412.8 million and $4.4 million for the nine months ended September 30, 2025 and 2024, respectively.

The income tax benefit recognized in the consolidated statement of operations on stock-based compensation expense was $128.0 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and $130.1 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$23,356	$—	$23,356	$—
Operations and support	5,938	—	5,938	—
Sales and marketing	26,462	—	26,462	—
General and administrative	1,349,492	1,426	1,357,023	4,356
Total stock-based compensation expense (1) (2)	$1,405,248	$1,426	$1,412,779	$4,356
(1) Stock-based compensation expense was net of capitalized costs related to the development of internal-use software of $28.2 million and zero during the three months ended September 30, 2025 and 2024, respectively, and $28.3 million and zero during the nine months ended September 30, 2025 and 2024, respectively.
(2) The Company recognized $1,400.7 million of stock-based compensation expense, net of $27.1 million capitalized for internally developed software, associated with RSUs, stock options and restricted stock for which the service-based and performance-based vesting conditions, as applicable, were fully or partially satisfied in connection with the IPO.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.INCOME TAXES

The Company’s tax provision for interim periods is determined by using an estimated annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment to tax expense or benefit in the period. The estimated annual effective tax rate is impacted by several factors, including the Company’s forecasted pre-tax and taxable income and (loss) and the mix of jurisdictions to which they relate. The Company’s effective tax rate can be volatile based on the amount of pre-tax income or (loss) relative to the impact of discrete items, in any period.

The Company recorded an income tax benefit (provision) of $106.2 million and $16.8 million for the three months ended September 30, 2025 and 2024, respectively, and $132.3 million and $(9.6) million for the nine months ended September 30, 2025 and 2024, respectively. The tax benefit for the three months ended September 30, 2025 was primarily driven by the pre-tax loss offset by the tax impact of non-deductible employee compensation, whereas the tax benefit for the three months ended September 30, 2024 was driven by the pre-tax loss and the reversal of the valuation allowance on certain foreign deferred tax assets.

The tax benefit for the nine months ended September 30, 2025, was primarily driven by the pre-tax loss, offset by the tax impact of the non-deductible employee compensation, whereas the tax expense for the nine months ended September 30, 2024, was primarily attributable to the tax expense incurred in connection with the Company’s legal entity restructuring, partially offset by the tax benefit associated with the reversal of the valuation allowance on certain foreign deferred tax assets and the settlement of certain state tax uncertain tax positions.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”). The OBBBA extends and modifies several provisions originally introduced under the Tax Cuts and Jobs Act of 2017, while also implementing additional changes to U.S. federal tax law. Key provision of the OBBBA include (i) the permanent extension of 100% bonus depreciation for qualifying assets, (ii) the elimination of the requirement to capitalize and amortize U.S. – based research and experimental expenditures, allowing for immediate expensing, (iii) changes to limitation on the deductibility of interest expense, and (iv) modifications to the taxation of foreign earnings and other international income tax provisions. The OBBBA contains multiple effective dates, with certain provisions taking effect beginning in calendar year 2025 and others phased in through calendar year 2027. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. The legislation does not have a material impact on the condensed consolidated financial statements for the three or nine months ended September 30, 2025, nor is it expected to have a material impact on the full year 2025.
17.SEGMENT INFORMATION
Segment Reporting Disclosures

Our CODM, the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Significant expenses reviewed by the CODM to manage the Company’s operations are at the consolidated level as separately presented in the condensed consolidated statements of operations and include the Company’s cost of revenue (exclusive of depreciation and amortization), operations and support, sales and marketing and general and administrative expenses. Other segment items included in consolidated net loss are depreciation and amortization, interest income, interest expense, other income, net, foreign currency losses, gains (losses) on derivatives, and benefit (provision) for income taxes, which are each separately presented in the condensed consolidated statements of operations.

The CODM reviews condensed consolidated balance sheet information, primarily the amount of cash and cash equivalents at the end of the relevant period, at the consolidated level. Refer to the condensed consolidated balance sheets for these amounts as of September 30, 2025 and 2024. The CODM further reviews information regarding capital expenditures, which is available under the cash flows from investing activities within the Company’s condensed consolidated statements of cash flow for the nine months ended September 30, 2025 and 2024.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Entity Wide Disclosures

Revenue—The following table presents the Company’s revenue disaggregated by revenue stream for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Transaction fees	$453,381	$417,311	$1,265,111	$1,204,575
Other revenue	14,732	16,468	30,904	32,655
Total revenue	$468,113	$433,779	$1,296,015	$1,237,230
Transaction fees consist of fees charged to buyers, including transaction fees charged on sales of inventory, and sellers of tickets on the Company’s platform, including shipping fees charged to buyers of tickets. Other revenue primarily represents sales of inventory.
18.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,
	2025			2024
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net loss per share:
Numerator:
Net loss	$(1,178,890)	$(102,818)	$(12,901)	$(29,859)	$(2,684)	$(469)
Undeclared cumulative dividends to preferred stockholders	(33,427)	(2,915)	(366)	(11,634)	(1,046)	(183)
Net loss attributable to common stockholders	$(1,212,317)	$(105,733)	$(13,267)	$(41,493)	$(3,730)	$(652)

	Three Months Ended September 30,
	2025			2024
	Class A	Class B	Class C	Class A	Class B	Class C
Denominator:
Weighted-average number of shares outstanding, basic	283,778,430	24,750,000	3,105,418	275,349,170	24,750,000	4,328,764
Basic net loss per share attributable to common stockholders	$(4.27)	$(4.27)	$(4.27)	$(0.15)	$(0.15)	$(0.15)

Dilutive net loss per share:
Numerator:
Net loss used in basic computation	$(1,212,317)	$(105,733)	$(13,267)	$(41,493)	$(3,730)	$(652)
Reversal of unrealized gain on preferred stock	(5,775)	—	—	—	—	—
Reallocation of undistributed loss	11	(10)	(1)	—	—	—
Net loss attributable to common stockholders	$(1,218,081)	$(105,743)	$(13,268)	$(41,493)	$(3,730)	$(652)

Denominator:

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Weighted average number of shares used in basic computation	283,778,430	24,750,000	3,105,418	275,349,170	24,750,000	4,328,764
Dilutive securities	1,322,527	—	—	—	—	—
Weighted-average number of shares outstanding, diluted	285,100,957	24,750,000	3,105,418	275,349,170	24,750,000	4,328,764
Diluted net loss per share attributable to common stockholders	$(4.27)	$(4.27)	$(4.27)	$(0.15)	$(0.15)	$(0.15)

	Nine Months Ended September 30,
	2025			2024
Basic net loss per share:	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss	$(1,242,629)	$(110,505)	$(17,487)	$(51,545)	$(4,635)	$(810)
Undeclared cumulative dividends to preferred stockholders	(65,740)	(5,846)	(925)	(35,337)	(3,178)	(556)
Net loss attributable to common stockholders	$(1,308,369)	$(116,351)	$(18,412)	$(86,882)	$(7,813)	$(1,366)

Denominator:
Weighted-average number of shares outstanding, basic	278,314,525	24,750,000	3,916,501	275,257,160	24,750,000	4,328,764
Basic net loss per share attributable to common stockholders	$(4.70)	$(4.70)	$(4.70)	$(0.32)	$(0.32)	$(0.32)

	Nine Months Ended September 30,
	2025			2024
Dilutive net loss per share:	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss used in basic computation	$(1,308,369)	$(116,351)	$(18,412)	$(86,882)	$(7,813)	$(1,366)
Reversal of unrealized gain on preferred stock	(5,775)	—	—	—	—	—
Reallocation of undistributed loss	345	(298)	(47)	—	—	—
Net loss attributable to common stockholders	$(1,313,799)	$(116,649)	$(18,459)	$(86,882)	$(7,813)	$(1,366)

Denominator:
Weighted average number of shares used in basic computation	278,314,525	24,750,000	3,916,501	275,257,160	24,750,000	4,328,764
Dilutive securities	440,842	—	—	—	—	—

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Weighted-average number of shares outstanding, diluted	278,755,367	24,750,000	3,916,501	275,257,160	24,750,000	4,328,764
Diluted net loss per share attributable to common stockholders	$(4.71)	$(4.71)	$(4.71)	$(0.32)	$(0.32)	$(0.32)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
Excluded Securities	2025	2024
Stock options to purchase common stock	5,633,108	5,896,260
Series N and O Redeemable Preferred Stock	14,271,560	—
RSUs	12,908,211	13,815
Common stock warrants	—	414,990
Over-allotment options to purchase common stock	5,106,382	—
Total	37,919,261	6,325,065

The table above does not include (i) stock options to purchase an aggregate of 9,630,210 shares of Class A Common Stock outstanding as of September 30, 2025 and 2024, zero and 6,590 shares of restricted stock outstanding as of September 30, 2025 and 2024, and 13,073,399 and 36,116,376 RSUs outstanding as of September 30, 2025 and 2024, respectively, as these awards are subject to performance conditions that were not probable of vesting as of those dates.
19.RELATED PARTY TRANSACTIONS

Andro Capital (“Andro”) is a seller on the Company’s platform and, in the normal course of business, has engaged the Company to list, price and fulfill its tickets on its behalf. The Company’s CEO has an ownership stake in both the Company and Andro. The Company generated fee revenue from tickets sold by Andro of zero during the three months and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, $0.1 million was due to Andro in proceeds related to tickets it had sold on the Company’s platform, respectively.

On July 17, 2024, the Company entered into a program agreement (as amended or supplemented from time to time, the “Program Agreement”) with Colloquy Capital LLC (“Colloquy”), an affiliate of Andro. Under the terms of the Program Agreement, the Company refers certain sellers of the Company to Colloquy for the opportunity to enter into separate financing arrangements with Colloquy. Under such arrangements, it is anticipated that Colloquy may provide short-term financing to sellers based on those sellers’ existing and/or future expected proceeds generated through ticket sales on the Company's platform. Pursuant to each seller’s agreement with Colloquy, the Company will disburse to Colloquy a percentage of the seller’s proceeds as agreed upon as consideration for the financing provided by Colloquy to the relevant seller. No fees are payable under this agreement by the Company or Colloquy. As of September 30, 2025 and December 31, 2024, the Program Agreement resulted in Colloquy obtaining a security interest of $2.4 million and $0.1 million in the seller's proceeds related to tickets sold on the Company's platform, respectively. On March 20, 2025, the Company entered into a separate services agreement with Colloquy, pursuant to which the Company helps facilitate the sale and servicing of tickets owned by Colloquy in return for a fee based on a percentage of revenue collected for the sale of those tickets. Under both agreements with Colloquy, as of September 30, 2025 and December 31, 2024, $1.6 million and $0.1 million was due to Colloquy in proceeds, related to tickets sold under the services agreement as well as the Company's disbursement of the seller's proceeds under the Program Agreement, respectively. The Company generated $2.7 million in fees associated with the services agreement during the three and nine months ended September 30, 2025.

In March 2024, PointState Capital and their affiliates (“PointState”) purchased 666,665 shares of Class A Common Stock from an employee of the Company through a secondary sale in which the Company waived its right of first offer. PointState became a holder of more than 5% of the Company’s Common Stock after the closing of the secondary sale.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In June 2024, certain employees of the Company, members of Company’s board of directors and existing stockholders that are holders of more than 5% of the Company’s Common Stock purchased 5,900 shares of Series M Redeemable Preferred Stock from the Company at an original issue price of $1,000.00 per share for aggregate gross proceeds of $5.9 million.

In June 2025, an existing stockholder that is a holder of more than 5% of the Company’s Common Stock purchased 1,000 shares of Series O Redeemable Preferred Stock from the Company at an original issue price of $1,000.00 per share for aggregate gross proceeds of $1.0 million.

In August 2025, PointState, a holder of more than 5% of the Company's Common Stock, purchased 666,665 shares of Class A Common Stock from an employee of the Company through a secondary sale in which the Company waived its right of first offer.

In August 2025, an existing stockholder that is a holder of more than 5% of the Company’s Common Stock purchased 133,670 shares of Series O Redeemable Preferred Stock from the Company at an original issue price of $1,000.00 per share for aggregate gross proceeds of $133.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes as disclosed in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with our IPO (the "Prospectus"). The following discussion contains forward-looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections, including the “Special Note Regarding Forward-Looking Statements” of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Our mission is to be the global destination for consumers to access live events and experiences. We envision a future where all live event tickets are widely available to be conveniently purchased and every seat at every venue is filled.
Our journey began in 2000 when our Founder and CEO, Eric H. Baker, co-founded StubHub, the first online marketplace for secondary tickets, with the commitment to bring liquidity, transparency and trust to an opaque and inefficient category. When StubHub started, secondary ticketing was a fragmented offline market, untouched by technology and data, with complicated problems to solve. To win in secondary ticketing, StubHub had to create a technology-enabled marketplace where tickets were sourced and priced dynamically and all types of live events could be supported.
Today, we believe we operate a leading global ticketing marketplace for live events. Our business model has achieved scale with high growth and generated significant revenue, profit and cash flow. We connect fans around the world with sellers who use our marketplace to reach passionate fans and price tickets efficiently. We operate our global ticketing marketplace through two brands: StubHub in North America and viagogo internationally.

Recent Developments

Initial Public Offering

Our IPO was completed on September 18, 2025. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 reflect the sale by us of an aggregate of 34,042,553 shares in our IPO, at the public offering price of $23.50 per share, for net proceeds to us of approximately $758.0 million after deducting underwriting discounts and commissions of $42.0 million.

Upon our IPO, we recognized $1,400.7 million of stock-based compensation expense, net of $27.1 million capitalized for internally developed software, associated with restricted stock units ("RSUs"), stock options and restricted stock for which the service-based and performance-based vesting conditions, as applicable, were fully or partially satisfied in connection with the IPO.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must continue to successfully address in order to sustain our growth and improve our results of operations.

Attract Buyers Efficiently
In order to drive transaction activity on our marketplace, we must attract buyers efficiently. Our ability to do this relies on leveraging the strength of our leading global brands and performance marketing expertise. By combining unpaid traffic with high-return-on-investment marketing spend, we have a multi-faceted customer acquisition strategy that is designed to drive high-intent users to our marketplace and deliver superior buyer acquisition efficiency. Through our performance marketing channels, we are able to achieve consistent gross profit in excess of sales and marketing expenses on transactions. We believe that the combined strength of our StubHub brand in North America and viagogo brand internationally, as well as our performance marketing expertise will continue to enable us to attract buyers to the marketplace efficiently through these channels and continue to achieve strong profitability. In addition, buyers on our marketplace tend to exhibit repeat purchasing behavior, providing durable returns to our customer acquisition strategy. For example, as of December 31, 2024, the number of buyers who made two or more purchases on our platform during the previous 12 months grew 2.0x faster, year-over-year, than the number of buyers who made only one purchase on our platform during the previous 12 months. We believe this drives efficiency and growth over the long term.
Attract More Sellers
In order to deliver a compelling value proposition to buyers, we need a large and diverse inventory of live event tickets on our marketplace. Our ability to offer sufficient inventory requires us to maintain a large base of sellers and help them efficiently sell tickets so that they continue to utilize our marketplace. StubHub’s large base of individual sellers offers a unique breadth and depth of inventory that we believe sets us apart in the live event ticketing ecosystem. In addition to individual sellers, professional sellers and content rights holders also provide inventory on our marketplace. If we fail to attract new sellers, retain existing sellers or fail to provide a wide enough selection of tickets on our marketplace, the value proposition to buyers may be diminished.

Monetize Transactions Across Our Platform
In order to grow our business, we must continue to monetize the ticketing transactions that we facilitate on our platform by charging fees to buyers and sellers for the services we provide. Our service fees per transaction are generally set as a percentage of the total transaction value. While the fees we charge can vary by transaction, we have maintained a consistent ratio of average service fees per transaction to GMS (as defined below) in excess of 20% annually over our history. Our ability to maintain attractive transaction economics reflects our value proposition to buyers and sellers.

Continued Production and Popularity of Live Events
Our ability to generate revenue and achieve growth is dependent on sports leagues, teams, venues, performing artists and other content rights holders offering live events as well as the number and popularity of these events in a given period. Consequently, large-scale events and tours, such as the FIFA World Cup in 2022 and Taylor Swift’s record-setting “Eras” tour in 2023 and 2024, can drive excess growth in certain periods, and if large-scale events or tours are canceled, reduced, do not repeat or do not achieve the same level of popularity, it could cause fluctuations in our year-over-year growth rates and adversely impact our financial performance in affected periods.

Investments in Our Technology, Products and Services
We plan to make focused investments in technology, products and services to support buyers and sellers on our marketplace, both to increase our market share in secondary ticketing and accelerate our traction in new initiatives, including our entry into the original issuance ticketing market and digital advertising opportunities. With over a combined 40 years of operating history across the StubHub and viagogo brands, we have already made significant investments in our marketplace to provide us with a leading market position today. We plan to continue to make targeted investments in products and services for buyers to enhance live event discovery, personalization and seamless purchase functionality. Our ambition is for all tickets to all events globally to eventually be available for purchase on our marketplace. We will also continue to invest in our marketplace for our sellers. While our seller products today are primarily focused on inventory management and pricing intelligence for the secondary market, we plan to add additional features to our seller products and tools to continue reducing friction for sellers, including content rights holders with larger ticket portfolios, to list and sell their tickets on our marketplace. In addition, as we expand into new live events and experiences categories, we may make further investments in our technology in order to continue providing a trusted, end-to-end experience for buyers and sellers on our marketplace. Our results of operations may fluctuate as we make these investments to attract buyers and sellers and drive additional growth.

Components of Results of Operations
Revenue
We generate substantially all of our revenue from fees we charge buyers and sellers for the services we provide to facilitate their transactions to buy and sell live event tickets on our marketplace. Our fees are generally set as a percentage of the GMS value of a transaction conducted on our platform. We recognize revenue for transaction facilitation net of the price of tickets sold.
We also charge shipping fees to buyers of tickets and we recognize revenue for shipping fees on a gross basis.
In addition, in limited circumstances, we recognize proceeds associated with the sale of tickets as revenue, on a gross basis, in addition to any transaction fees.
Revenue earned from transactions that occur during a financial reporting period is recorded net of incentives, refunds for actual canceled events not previously reserved as well as an estimate for future canceled events.
Costs and Expenses
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue (exclusive of depreciation and amortization) includes payment processing costs, inventory costs, ticket substitution and replacement costs, shipping costs, costs associated with the maintenance and support of our platform. Payment processing costs consist of merchant fees, expenses associated with the usage of cloud infrastructure and chargebacks. Inventory costs represent the total amount of minimum proceeds that we agreed to remit to content rights holders in exchange for their agreement to list a certain number of original issuance tickets, as well as any additional payments due to such content rights holders based on the final sale price of the tickets. Costs associated with the maintenance and support of our platform include employee-related expenses, hosting and bandwidth and allocated overhead costs. Overall, we expect our cost of revenue to continue to increase in absolute dollars as we continue to invest in our business to support revenue growth. We incurred additional cost of revenue expense during the period in which we completed the IPO as a result of the stock-based compensation expense associated with our RSUs. We also expect to continue incurring stock-based compensation expense going forward as a public company.
Operations and Support
Operations and support expense is not directly related to revenue activities and primarily consists of compensation expenses for employees and outside contractors who provide buyer and seller support and allocated overhead costs. We expect our operations and support expenditures to continue to increase in absolute dollars as we continue to support revenue growth. We incurred additional operations and support expense during the period in which we completed the IPO as a result of the stock-based compensation expense associated with our RSUs. We also expect to continue incurring stock-based compensation expense going forward as a public company.
Sales and Marketing
Sales and marketing expense primarily consists of fixed and variable marketing and advertising expenses, including sponsorship fees paid to certain content rights holders, and personnel-related costs for sales and marketing employees, including allocated overhead costs. We expect sales and marketing expense to continue to increase in absolute dollars as we accelerate our marketing strategies to grow revenue. We incurred additional sales and marketing expense during the period in which we completed the IPO as a result of the stock-based compensation expense associated with our RSUs. We also expect to continue incurring stock-based compensation expense going forward as a public company.

General and Administrative
General and administrative expense includes personnel-related costs for functions such as product development, finance and accounting, legal and human resources as well as indirect tax contingency expenses, legal expenses, information technology costs, allocated overhead costs, professional services expenses and restructuring costs. We expect our general and administrative expense to increase in absolute dollars as we continue to grow our business. We expect to incur additional general and administrative expense as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and listing rules of NYSE, as well as higher expenses for directors and officers insurance, investor relations and professional services. We incurred additional general and administrative expense during the period in which we completed the IPO as a result of the stock-based compensation expense associated with our RSUs, stock options, warrants and restricted stock. We also expect to continue incurring stock-based compensation expense going forward as a public company.
Depreciation and Amortization
Depreciation and amortization expense primarily consists of depreciation and amortization expenses associated with our intangible assets, property and equipment and capitalized software development costs. Depreciation includes expenses associated with computer equipment and software, leasehold improvements and office furniture and equipment. Amortization includes expenses associated with our acquired intangible assets and capitalized software development costs. Depreciation and amortization are excluded from cost of revenue and operating expense line items. We also expect to continue incurring higher amortization expense related to the capitalized software development costs given the costs that were capitalized upon IPO.

Other (Expense) Income
Interest Income
Interest income consists of interest earned on bank deposits and cash held at online payment companies, which are primarily comprised of short-term, highly liquid investments with original maturities of three months or less when purchased.
Interest Expense
Interest expense consists of interest incurred on borrowings and debt issuance costs that are amortized using the effective interest method, over the term of the debt. Interest rate swaps designated and accounted for as cash flow hedges are presented within interest expense.
Foreign Currency Losses
Foreign currency losses represent the remeasurement of monetary assets to be received or liabilities to be paid for the settlement of a transaction denominated in a currency other than the functional currency.
Gains (Losses) on Derivatives
We use interest rate swaps to manage interest rate risk on future cash flows. Interest rate swaps not designated as a cash flow hedge are presented in gains (losses) on derivatives.
For derivative instruments that are not designated as hedging instruments any change in fair value during the reporting period is recognized in our condensed consolidated statements of operations. For derivative instruments that are designated as cash flow hedges, any change in fair value during the period is reported as a component of accumulated other comprehensive loss on our condensed consolidated balance sheets and subsequently reclassified into our condensed consolidated statements of operations in the same period the forecasted hedged interest payments affects earnings.

Benefit (Provision) for Income Taxes
We are subject to income taxes in the U.S. and foreign jurisdictions in which we do business. Foreign jurisdictions have different statutory tax rates than those in the U.S. Additionally, certain of our foreign earnings may also be taxable in the U.S. Accordingly, our effective tax rate is subject to significant variation due to several factors, including variability in our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in how we do business, acquisitions, investments, tax audit developments, the valuation of our net deferred tax assets, and foreign currency gains and losses. Our effective tax rate can also be sensitive to changes in statutes, regulations, case law and administrative practices, principles and interpretations related to tax, including changes to the global tax framework, and other laws and accounting rules in various jurisdictions. We continue to reassess the valuation allowance and uncertain tax positions quarterly, and if future evidence or events change this assessment, a tax benefit or provision will be recorded accordingly.
Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$468,113	$433,779	$1,296,015	$1,237,230
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	100,514	79,562	238,102	205,919
Operations and support (1)	22,508	15,584	48,634	44,379
Sales and marketing (1)	281,136	220,964	735,246	606,664
General and administrative (1)	1,425,733	99,355	1,571,161	296,929
Depreciation and amortization	6,411	6,168	19,167	18,139
Total costs and expenses	1,836,302	421,633	2,612,310	1,172,030
(Loss) income from operations	(1,368,189)	12,146	(1,316,295)	65,200
Interest income	12,912	11,045	31,579	31,286
Interest expense	(35,360)	(47,548)	(121,665)	(134,569)
Other income, net	4,904	1,907	4,552	1,907
Foreign currency losses	(1,133)	(19,519)	(86,303)	(5,388)
Loss on extinguishment of debt	(15,454)	—	(15,454)	(8,216)
Gains (losses) on derivatives	1,471	(7,858)	637	2,380
Total other expense, net	(32,660)	(61,973)	(186,654)	(112,600)
Loss before income taxes	(1,400,849)	(49,827)	(1,502,949)	(47,400)
Benefit (provision) for income taxes	106,240	16,815	132,328	(9,590)
Net loss	$(1,294,609)	$(33,012)	$(1,370,621)	$(56,990)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$23,356	$—	$23,356	$—
Operations and support	5,938	—	5,938	—
Sales and marketing	26,462	—	26,462	—
General and administrative	1,349,492	1,426	1,357,023	4,356
Total stock-based compensation expense	$1,405,248	$1,426	$1,412,779	$4,356
Upon the Company’s IPO, we recognized $1,400.7 million of stock-based compensation expense, net of $27.1 million capitalized for internally developed software, associated with RSUs, stock options and restricted stock for which the service-based and performance-based vesting conditions, as applicable, were fully or partially satisfied in connection with the IPO.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2025	2024			2025	2024

	(in thousands, except percentages)
Revenue	$468,113	$433,779	$34,334	7.9%	$1,296,015	$1,237,230	$58,785	4.8%
The overall increase in our revenue in the amount of $34.3 million for the three months ended September 30, 2025 as compared to the same period in 2024 is attributable to growth in GMS, which was primarily due to an increase in transaction volume on our platform and a decrease of $11.0 million in refunded transaction fees as compared to the same period in 2024 primarily driven by fewer cancellations by top-tier artists. This is partially offset by a decrease of $8.5 million in sales of tickets for which we assumed inventory risk.
The overall increase in our revenue in the amount of $58.8 million for the nine months ended September 30, 2025 as compared to the same period in 2024 is attributable to growth in GMS, which was primarily due to an increase in transaction volume on our platform. This is partially offset by a decrease of $13.0 million in sales of tickets for which we assumed inventory risk.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2025	2024			2025	2024

	(in thousands, except percentages)
Cost of revenue (exclusive of depreciation and amortization)	$100,514	$79,562	$20,952	26.3%	$238,102	$205,919	$32,183	15.6%

The overall increase in our cost of revenue (exclusive of depreciation and amortization) in the amount of $21.0 million for the three months ended September 30, 2025 as compared to the same period in 2024 is primarily attributable to an increase of $23.4 million related to stock-based compensation expense recognized as a result of our IPO and an increase of $15.6 million in payment processing costs related to the increase in the volume of transactions we facilitated during the three months ended September 30, 2025. This is partially offset by a reduction of $12.5 million in ticket substitution and replacement costs and a decrease of $5.3 million in inventory costs.

The overall increase in our cost of revenue (exclusive of depreciation and amortization) in the amount of $32.2 million for the nine months ended September 30, 2025 as compared to the same period in 2024 is primarily attributable to an increase of $33.6 million in payment processing costs related to the increase in the volume of transactions we facilitated during the nine months ended September 30, 2025 and an increase of $23.4 million related to stock-based compensation expense recognized as a result of our IPO. This is partially offset by a reduction of $21.1 million in ticket substitution and replacement costs.

Operations and Support

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2025	2024			2025	2024

	(in thousands, except percentages)
Operations and support	$22,508	$15,584	$6,924	44.4%	$48,634	$44,379	$4,255	9.6%

The overall increase in operations and support expenses in the amount of $6.9 million for the three months ended September 30, 2025 as compared to the same period in 2024 is primarily attributable to an increase of $5.9 million related to stock-based compensation expense recognized as a result of our IPO.

The overall increase in operations and support expenses in the amount of $4.3 million for the nine months ended September 30, 2025 as compared to the same period in 2024 is primarily attributable to an increase of $5.9 million related to stock-based compensation expense recognized as a result of our IPO.
Sales and Marketing

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2025	2024			2025	2024

	(in thousands, except percentages)
Sales and marketing	$281,136	$220,964	$60,172	27.2%	$735,246	$606,664	$128,582	21.2%

The overall increase in sales and marketing expenses in the amount of $60.2 million for the three months ended September 30, 2025 as compared to the same period in 2024 is primarily attributable to an increase of $30.3 million in advertising expenses driven by an increase in transaction volume and increased customer acquisition costs to drive relative market share gains and an increase of $26.5 million related to stock-based compensation expense recognized as a result of our IPO.

The overall increase in sales and marketing expenses in the amount of $128.6 million for the nine months ended September 30, 2025 as compared to the same period in 2024 is primarily attributable to an increase of $91.9 million in advertising expenses driven by an increase in transaction volume and increased customer acquisition costs to drive relative market share gains and an increase of $26.5 million related to stock-based compensation expense recognized as a result of our IPO.

General and Administrative

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2025	2024			2025	2024

	(in thousands, except percentages)
General and administrative	$1,425,733	$99,355	$1,326,378	1,335.0%	$1,571,161	$296,929	$1,274,232	429.1%

The overall increase in general and administrative expense in the amount of $1,326.4 million for the three months ended September 30, 2025 as compared to the same period in 2024 is primarily attributable to an increase of $1,348.1 million related to stock-based compensation expense recognized as a result of our IPO. This is partially offset by a decrease of $15.6 million related to litigation reserves for probable losses.

The overall increase in general and administrative expense in the amount of $1,274.2 million for the nine months ended September 30, 2025 as compared to the same period in 2024 is primarily attributable to an increase of $1,352.7 million related to stock-based compensation expense recognized as a result of our IPO. This is partially offset by a decrease of $29.6 million related to litigation reserves for probable losses, a decrease of $25.6 million of one-time expenses in connection with our loan extension in 2024, and a decrease of $20.2 million in professional services fees.

Depreciation and Amortization

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2025	2024			2025	2024

	(in thousands, except percentages)
Depreciation and amortization	$6,411	$6,168	$243	3.9%	$19,167	$18,139	$1,028	5.7%
Depreciation and amortization expenses increased $0.2 million for the three months ended September 30, 2025 as compared to the same period in 2024 primarily due to increased depreciation and amortization for new assets placed into service.

Depreciation and amortization expenses increased $1.0 million for the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to increased depreciation and amortization for new assets placed into service.
Interest Income

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2025	2024			2025	2024

	(in thousands, except percentages)
Interest income	$12,912	$11,045	$1,867	16.9%	$31,579	$31,286	$293	0.9%

Interest income increased $1.9 million for the three months ended September 30, 2025 as compared to the same period in 2024 primarily due to higher cash and cash equivalent balances throughout the quarter, partially offset by lower interest rates.

Interest income increased $0.3 million for the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to higher cash and cash equivalent balances throughout the year, partially offset by lower interest rates.
Interest Expense

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2025	2024			2025	2024

	(in thousands, except percentages)
Interest expense	$(35,360)	$(47,548)	$12,188	(25.6)%	$(121,665)	$(134,569)	$12,904	(9.6)%

Interest expense decreased $12.2 million for the three months ended September 30, 2025 as compared to the same period in 2024 primarily due to a one-time reclassification of $18.4 million from accumulated other comprehensive income to interest expense as a reduction of interest expense due to the partial termination of an interest rate swap and a decrease of $7.3 million due to lower variable interest rates for our outstanding term loans. This is partially offset by an increase of $8.1 million in fair value change for redeemable preferred stocks and redeemable preferred stock bifurcated derivatives and an increase of $5.4 million on settlement from an interest rate swap.

Interest expense decreased $12.9 million for the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to a one-time reclassification of $18.4 million from accumulated other comprehensive income to interest expense as a reduction of interest expense due to the partial termination of an interest rate swap and a decrease of $17.2 million due to lower variable interest rates for our outstanding term loans. This is partially offset by an increase of $14.1 million on settlement from an interest rate swap and an increase of $8.7 million in fair value change for redeemable preferred stocks and redeemable preferred stock bifurcated derivatives.

Foreign Currency Losses

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2025	2024			2025	2024

	(in thousands, except percentages)
Foreign currency losses	$(1,133)	$(19,519)	$18,386	(94.2)%	$(86,303)	$(5,388)	$(80,915)	1,501.8%

Foreign currency losses decreased $18.4 million for the three months ended September 30, 2025 as compared to the same period in 2024, which is primarily attributable to the remeasurement of our 2024 Euro Term Loan obligation due to changes in the U.S. dollar to euro exchange rate.

Foreign currency losses increased $80.9 million for the nine months ended September 30, 2025 as compared to the same period in 2024, which is primarily attributable to the remeasurement of our 2024 Euro Term Loan obligation, indirect tax contingencies and litigation reserves due to changes in the U.S. dollar to euro exchange rate.
Loss on Extinguishment of Debt

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2025	2024			2025	2024

	(in thousands, except percentages)
Loss on extinguishment of debt	$(15,454)	$—	$(15,454)	*	$(15,454)	$(8,216)	$(7,238)	88.1%
* Not meaningful

Loss on extinguishment of debt increased $15.5 million for the three months ended September 30, 2025 as compared to the same period in 2024 primarily due to debt paydown in the third quarter of 2025. This resulted in the partial write-off of the remaining original issuance discount and unamortized debt issuance costs.
Loss on extinguishment of debt increased $7.2 million for the nine months ended September 30, 2025 as compared to the same period in 2024. The debt paydown in third quarter of 2025 resulted in a $15.5 million of loss on extinguishment of debt due to partial write-off of the remaining original issuance discount and unamortized debt issuance costs. The debt refinancing in the first quarter of 2024 resulted in an $8.2 million loss on extinguishment of debt due to partial write-off of the remaining original issuance discount and unamortized debt issuance costs for those lenders who did not participate in the debt refinancing or had their loans partially redeemed for cash.
Gains (Losses) on Derivatives

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2025	2024			2025	2024

	(in thousands, except percentages)
Gains (losses) on derivatives	$1,471	$(7,858)	$9,329	*	$637	$2,380	$(1,743)	(73.2)%
* Not meaningful

Gains on derivatives increased $9.3 million for the three months ended September 30, 2025 as compared to the same period in 2024, primarily as a result of an increase in the fair value of an interest rate swap derivative, which is not designated as a cash flow hedge, due to changes in interest rates during the period.

Gains on derivatives decreased $1.7 million for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily as a result of a decrease in the settlement received of an interest rate swap derivative, which is not designated as a cash flow hedge, due to changes in interest rates during the period.
Benefit (Provision) for Income Taxes

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2025	2024			2025	2024

	(in thousands, except percentages)
Benefit (provision) for income taxes	$106,240	$16,815	$89,425	531.8%	$132,328	$(9,590)	$141,918	*

* Not meaningful

Benefit for income taxes increased $89.4 million for the three months ended September 30, 2025 as compared to the same period in 2024 primarily due to an increase in pre-tax loss. The tax benefit from the increase in pre-tax loss for the three months ended September 30, 2025 was partially offset by the tax impact of non-deductible employee compensation.

Benefit for income taxes increased $141.9 million for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to an increase in pre-tax loss. The tax provision for the nine months ended September 30, 2024 was primarily attributable to the tax expense incurred in connection with our legal entity restructuring completed in 2024.
Key Business Metric and Non-GAAP Financial Measures
We regularly review the following key business metric and non-GAAP financial measures to evaluate our business, measure our performance, identify trends, prepare financial projections and make business decisions. The measures set forth below should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these measures differently or not at all, which reduces their usefulness as comparative measures. A reconciliation of the non-GAAP financial measures, Adjusted EBITDA and free cash flow, to the most directly comparable financial measures calculated in accordance with GAAP is set forth below under “—Non-GAAP Financial Measures.”
The following table summarizes our key business metric and non-GAAP financial measures (along with the most directly comparable GAAP measures) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(in thousands)
Key Business Metric
GMS(1)	$2,434,796	$2,188,890	11%	$6,814,814	$6,133,284	11%
Non-GAAP Financial Measures
Net loss (GAAP)	$(1,294,609)	$(33,012)	3,822%	$(1,370,621)	$(56,990)	2,305%
Adjusted EBITDA(2)	$67,493	$55,750	21%	$169,781	$194,309	(13)%
Net cash provided by operating activities (GAAP)	$3,795	$12,357	(69)%	$181,436	$410,935	(56)%
Free cash flow(3)	$(4,600)	$10,602	(143)%	$156,226	$405,735	(61)%

(1)    See “—Key Business Metric—Gross Merchandise Sales” below for more information.
(2)    See “—Non-GAAP Financial Measures—Adjusted EBITDA” below for more information.
(3)    See “—Non-GAAP Financial Measures—Free Cash Flow” below for more information.

Key Business Metric
Gross Merchandise Sales
Gross Merchandise Sales ("GMS") represents the total dollar value paid by buyers for ticket transactions and fulfillment. GMS includes fees we charge buyers and sellers that can vary by transaction, as well as the net proceeds we remit to sellers. Our definition of GMS does not include applicable sales, value-added and other indirect taxes, shipping costs and the impact of discounts and coupons as well as event cancellations or expected cancellations after the initial transaction on our platform. We believe it is useful to exclude these items, primarily refunds due to event cancellations, as GMS is a key metric used by management to measure business performance.
Our revenue depends significantly on the dollar value of GMS flowing through our platform and our ability to generate fees from such transactions. We believe that GMS is useful to management and investors as it serves as an important indicator of our ability to attract and satisfy buyers and sellers, the overall health of our marketplace and the scale and growth of our business.
Other marketplaces may not present GMS or may calculate this measure differently, which would reduce its usefulness as comparative measure. GMS is an operating metric and does not represent revenue earned by us calculated in accordance with GAAP.

During the three months ended September 30, 2025, our GMS grew 11% year-over-year due to ongoing market share growth in the North American secondary market, and continued growth in international markets and direct issuance. Excluding the impact of Taylor Swift's "Eras" tour in the prior year period, our year-over-year GMS growth was 24%. We believe our GMS growth was also impacted by the implementation of the federally mandated all-in pricing regulation, which we estimate had a one-time 10% impact on the growth of the North American secondary ticketing market when it came into effect in May.

During the nine months ended September 30, 2025, our GMS grew 11% year-over-year due to ongoing market share growth in the North American secondary market, and continued growth in international markets and direct issuance. Excluding the impact of Taylor Swift's "Eras" tour in the prior year period, our year-over-year GMS growth was 22%.

Non-GAAP Financial Measures

Adjusted EBITDA
We calculate Adjusted EBITDA as net (loss) income excluding results from non-operating sources including interest income and expense, benefit (provision) for income taxes, other (expense) income, net, foreign currency losses, gains (losses) on derivatives, depreciation and amortization, acquisition-related costs, stock-based compensation expense, employee relocation costs, debt refinancing costs and loss on extinguishment of debt, indirect tax contingency costs, litigation reserves and other costs and expenses.

Adjusted EBITDA is a key performance measure that our management team uses to assess our operating performance. We present Adjusted EBITDA because management believes it is helpful in highlighting trends in our operating results as it excludes certain items, such as stock-based compensation expense, which are non-cash or whose fluctuations from period-to-period do not necessarily correspond to changes in the operating results of our business. Moreover, it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

Adjusted EBITDA has limitations as an analytical measure and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results.

The following table presents a reconciliation of net loss, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Net loss	$(1,294,609)	$(33,012)	$(1,370,621)	$(56,990)
Add (deduct)
Interest income	(12,912)	(11,045)	(31,579)	(31,286)
Interest expense	35,360	47,548	121,665	134,569
(Benefit) provision for income taxes	(106,240)	(16,815)	(132,328)	9,590
Other income, net	(4,904)	(1,907)	(4,552)	(1,907)
Foreign currency losses	1,133	19,519	86,303	5,388
(Gains) losses on derivatives	(1,471)	7,858	(637)	(2,380)
Depreciation and amortization	6,411	6,168	19,167	18,139
Debt refinancing costs and loss on extinguishment of debt(1)	15,454	—	15,454	33,886
Acquisition-related costs(2)	—	125	250	1,249
Stock-based compensation expense(3)	1,405,248	1,426	1,412,779	4,356
Indirect tax contingency costs(4)	12,992	11,755	34,938	38,024
Litigation reserves(5)	7,000	22,379	7,000	38,756
Other costs and expenses(6)	4,031	1,751	11,942	2,915
Adjusted EBITDA	$67,493	$55,750	$169,781	$194,309
Revenue	468,113	433,779	1,296,015	1,237,230
Net loss as a percentage of revenue	(277)%	(8)%	(106)%	(5)%
Adjusted EBITDA as a percentage of revenue	14%	13%	13%	16%
1.During the three and nine months ended September 30, 2025, we incurred $15.5 million of loss on extinguishment of debt as a result of our early principal payment related to the 2024 USD Term Loan of $750.0 million in connection with, and using proceeds from the IPO, which is a non-recurring transaction. During the nine months ended September 30, 2024, we incurred $25.7 million of professional service fees related to our debt refinancing in 2024, which is a non-recurring transaction, and $8.2 million of loss on extinguishment of debt. As such, we do not consider these associated costs to be representative of the ongoing financial performance of our core business.
2.During the three months ended September 30, 2025 and 2024, we incurred zero and $0.1 million of transaction and integration costs, and during the nine months ended September 30, 2025 and 2024, we incurred $0.3 million and $1.2 million of transaction and integration costs, respectively, attributable to activities associated with our acquisition of the StubHub business from eBay Inc. (the "StubHub Acquisition"), including for certain personnel-related integration costs for certain StubHub employees we retained following the StubHub Acquisition, significant legal and other consultative fees in connection with the U.K. Competition and Markets Authority's (the "U.K. CMA") approval proceedings and efforts to integrate acquired information technology infrastructure. We do not consider these costs to be representative of the ongoing financial performance of our core business, and we do not expect these costs to be significant going forward.
3.Upon our IPO, we recognized $1,400.7 million of stock-based compensation expense, net of $27.1 million capitalized for internally developed software, associated with RSUs, stock options and restricted stock for which the service-based and performance-based vesting conditions, as applicable, were fully or partially satisfied in connection with the IPO.
4.During the three months ended September 30, 2025 and 2024, we incurred $12.8 million and $11.4 million of expenses, respectively, associated with potential indirect tax contingencies for withholding obligations and $0.2 million and $0.4 million of professional service costs, respectively. During the nine months ended September 30, 2025 and 2024, we incurred $33.7 million and $31.0 million of expenses, respectively, associated with potential indirect tax contingencies for withholding obligations and $1.3 million and $7.0 million of professional service costs, respectively.
5.During the three months ended September 30, 2025 and 2024 we incurred $7.0 million and $22.4 million, respectively, and during the nine months ended September 30, 2025 and 2024, we incurred $7.0 million and $38.8 million, respectively, for expenses due to a litigation-related loss contingency for specific matters for which we deemed loss to be probable as described in Note 12, “Commitments and Contingencies” to our interim condensed consolidated financial statements. We do not consider these costs to be representative of ordinary course litigation or the ongoing financial performance of our core business.
6.Represents (a) a one-time expense to terminate an intellectual property rights licensing agreement of $7.7 million for the nine months ended September 30, 2025, (b) personnel-related costs related to our customer service office closure of zero and $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and $0.2 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively, (c) a one-time expense related to our IPO of $4.0 million for the three and nine months ended September 30, 2025, respectively, and (d) entity restructuring costs associated with the transfer of certain intangible assets and restructuring of our wholly owned subsidiaries of $0.1 million for the three months ended September 30, 2024 and $1.2 million for the nine months ended September 30, 2024. We do not consider these expenses to be representative of the ongoing financial performance of our core business.

During the three months ended September 30, 2025, the increase in Adjusted EBITDA, compared to the same period in the prior year, was driven by increased net transaction fees on our platform due to higher transaction volume, partially offset by increased customer acquisition spend to accelerate our relative market share gains and lower personnel-related costs largely related to greater capitalized software development costs.

During the nine months ended September 30, 2025, the decrease in Adjusted EBITDA, compared to the same period in the prior year, was driven by increased customer acquisition spend to accelerate our relative market share gains, partially offset by increased transaction fees from higher platform volume and operational savings from lower professional fees.

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less capital expenditures, which includes purchases of property and equipment, purchases of intangible assets and capitalized software development costs (excluding capitalized stock-based compensation expense). We believe that free cash flow is a meaningful indicator of liquidity for management and investors and, in particular, the amount of cash generated from operations that, after capital expenditures, can be used for strategic initiatives, including continuous investment in our business and strengthening our balance sheet. A limitation of the use of free cash flow is that it does not represent the total increase or decrease in our cash balance for the period. Free cash flow should not be considered in isolation or as an alternative to cash flows from operations and should be considered alongside our other financial liquidity measures, such as net cash provided by (used in) operating activities and our other GAAP results.

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with GAAP, to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Net cash provided by operating activities(1)	$3,795	$12,357	$181,436	$410,935
Less: Purchases of property and equipment	(372)	(646)	(1,170)	(1,326)
Less: Purchases of intangible assets	(256)	(588)	(1,198)	(1,770)
Less: Capitalized software development costs	(7,767)	(521)	(22,842)	(2,104)
Free cash flow	$(4,600)	$10,602	$156,226	$405,735
TTM free cash flow (2)	$5,601	$501,492	$5,601	$501,492
(1) Includes $39.6 million, $40.1 million, $115.0 million and $108.6 million of interest payments on our outstanding debt, net of cash received on the settlement of interest rate swap derivatives for the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, respectively.
(2) Seasonal trends in our GMS and the timing of major events throughout the year impact free cash flow for any given quarter and can vary year to year. For example, in 2024 an atypical concentration of seller payments resulted in negative free cash flow for the fourth quarter. As a result, we track our trailing 12 months ("TTM") free cash flow to account for the timing difference in when we receive cash, which is at the time of transaction, and when we remit cash to sellers, which is at a later date. TTM free cash flow provides a longer-term view of our business that is less impacted by the seasonality of GMS and seller payments. See below for a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most comparable U.S. GAAP financial measure, for each of the periods presented.

During the three months ended September 30, 2025, the decrease in free cash flow, compared to the same periods in the prior year, primarily reflects changes in the timing of payments to vendors.

During the nine months ended September 30, 2025, the decrease in free cash flow, compared to the same period in the prior year, primarily reflects changes in the timing of cash receipts and payments associated with ticket sales as well as timing of payments to vendors.

During the period ended September 30, 2025, the decrease in TTM free cash flow, compared to the same period in the prior year, primarily reflects changes in the timing of cash receipts and payments associated with ticket sales as well as timing of payments to vendors.

The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023

	(in thousands)
Net cash provided by (used in) operating activities	$3,795	$19,320	$158,321	$(149,448)	$12,357	$138,221	$260,357	$98,638
Less: Purchases of property and equipment	(372)	(291)	(507)	(340)	(646)	(319)	(361)	(372)
Less: Purchases of intangible assets	(256)	(467)	(475)	(316)	(588)	(756)	(426)	(1,706)
Less: Capitalized software development costs	(7,767)	(8,846)	(6,229)	(521)	(521)	(704)	(879)	(803)
Free cash flow	$(4,600)	$9,716	$151,110	$(150,625)	$10,602	$136,442	$258,691	$95,757
TTM free cash flow	$5,601	$20,803	$147,529	$255,110	$501,492
Net interest payment(1)	$39,629	$37,989	$37,362	$38,524	$40,128	$48,763	$19,730	$37,309
Change in payments due to buyers and sellers(2)	$(29,555)	$(30,832)	$191,552	$(251,412)	$(37,612)	$68,751	$250,433	$42,591
(1) Includes interest payments on our outstanding debt, net of cash received on the settlement of interest rate swap derivatives.
(2) Includes change in payments due to buyers and sellers as noted in the condensed consolidated statement of cash flows.

Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $1,392.5 million. Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less when purchased, and are primarily comprised of bank deposits and cash held at online payment companies, which excludes $16.6 million of restricted cash.

On September 29, 2025, we made an early principal payment related to the 2024 USD Term Loan of $750.0 million in connection with, and using proceeds from the IPO. Due to the paydown, we are no longer required to repay 0.25% of the aggregate $1,154.2 million of principal amount remaining on a quarterly basis beginning on September 30, 2025.

We expect our existing cash and cash equivalents will be sufficient to fund anticipated cash requirements for at least the next 12 months. We amended our Credit Facilities (as defined below) in March 2024 to extend their maturities. Our Credit Facilities mature in 2030. We expect we will be required to refinance our Credit Facilities at some point in the future. There is no assurance we would be able to obtain such funding or refinancing on acceptable terms and conditions, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition will be adversely affected.

Our primary requirements for liquidity are for general corporate purposes and servicing our indebtedness. To date, we have financed our operations principally through cash from operations, private placements of our redeemable preferred stock and proceeds from our credit facilities.
Credit Facilities

On March 15, 2024, we entered into the fourth amendment to the Credit Agreement to refinance the USD Term Loan B, USD Term Loan B2, Euro Term Loan B and Revolving Credit Facility (the “Refinancing”). As a result of the Refinancing, the refinanced Euro Term Loan B (the “2024 Euro Term Loan”) has a maturity date of March 2030, aggregate principal balance €452.4 million and an interest rate equal to EURIBOR, subject to a floor of 0.00%, plus 5.00%. As of September 30, 2025, the interest rate for the 2024 Euro Term Loan was 6.91%. In addition, as a result of the Refinancing, the outstanding principal balance of each of the USD Term Loan B and USD Term Loan B2 were consolidated into one loan (the “2024 USD Term Loan” and together with the 2024 Euro Term Loan and the Revolving Credit Facility, the “Credit Facilities”). The 2024 USD Term Loan has a maturity date of March 2030, aggregate principal balance of $1,952.6 million and an interest rate equal to SOFR, subject to a floor of 0.00%, plus 4.75%. As of September 30, 2025, the interest rate for the 2024 USD Term Loan was 8.91%. After six months following the effective date of the Refinancing, we have an option to prepay part or all of both the 2024 USD Term Loan and the 2024 Euro Term Loan prior to maturity without penalty. On June 24, 2024, we repaid $24.0 million of the outstanding principal of the 2024 USD Term Loan. On September 29, 2025, we made an early principal payment related to the 2024 USD Term Loan of $750.0 million in connection with, and using proceeds from the IPO. Due to the paydown, we are no longer required to repay 0.25% of the aggregate $1,154.2 million of principal amount remaining on a quarterly basis beginning on September 30, 2025.
The Revolving Credit Facility initially allowed for an initial aggregate principal amount of $125.0 million, including: (i) a $30.0 million letter of credit sublimit and (ii) a $30.0 million swingline loans sublimit. On March 13, 2023, as part of the SOFR Amendment, the interest rate per annum for the Revolving Credit Facility was amended to equal to SOFR, subject to a floor of 0.00%, plus 3.61448%. On March 15, 2024, as part of the Refinancing, we extended the maturity date of the Revolving Credit Facility from February 2025 to March 2028. On June 27, 2024, we entered into the fifth amendment (as amended) to the Credit Agreement to increase the commitment under the Revolving Credit Facility, subject to certain conditions, including the occurrence of an initial public offering. On September 29, 2025, the Company met the conditions, including the occurrence of a Qualified IPO, under Amendment No. 5 related to the Revolving Credit Facility that increased the aggregate principal amount to $565.0 million, including: (i) a $120.0 million letter of credit sublimit, and (ii) a $60.0 million swingline loan sublimit until its maturity date. The maturity date was also extended from March 2028 to September 2030. As of September 30, 2025, there were outstanding standby letters of credit in an aggregate amount of $43.1 million under the Revolving Credit Facility that we issued in connection with our appeal bond for a litigation matter and office leases. During and as of the nine months ended September 30, 2025, no amounts have been drawn on the letters of credit. The available balance under the letter of credit sublimit for Revolving Credit Facility was $76.9 million as of September 30, 2025.
In connection with the Refinancing, we incurred underwriting fees of 1.00% on the principal balance and other issuance costs of $4.1 million and each of the extended loans had an original issue discount of 1.00% of the principal balances.
The Credit Facilities contain customary representations and warranties, affirmative covenants, reporting obligations and negative covenants. The Credit Facilities are secured by (i) a first priority lien on substantially all of our and our domestic subsidiaries’ tangible and intangible personal property, including but not limited to intellectual property and accounts receivable and (ii) a first priority pledge of 100% of our equity interests and each of our material direct, wholly owned subsidiaries limited to 65% of the voting capital stock and 100% of the non-voting stock of certain foreign subsidiaries, in each case, subject to certain exceptions.
As of September 30, 2025, we had $1,685.6 million outstanding under our term loan Credit Facilities. As of September 30, 2025, there were no outstanding amounts drawn on the Revolving Credit Facility.
Our Credit Facilities are subject to variable interest rates. Recent high levels of inflation in the U.S. and interest increases by the Federal Reserve and other central banks to combat inflation have resulted in a high interest rate environment, which has caused the interest rates of our Credit Facilities to increase. Although we believe our interest rate risk management strategy will continue to mitigate any potential material impacts on our liquidity and capital resources, future interest rate increases could materially impact our business, financial condition and results of operations. For more information, see “Risk Factors—Risks Relating to Our Financial Condition and Indebtedness—Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.”

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$181,436	$410,935
Net cash used in investing activities	$(25,210)	$(5,200)
Net cash provided by (used in) financing activities	$224,542	$(38,496)

Cash Flows from Operating Activities

For the nine months ended September 30, 2025, net cash provided by operating activities was $181.4 million, primarily resulting from a net loss of $1,370.6 million, after consideration of non-cash charges of $1,412.5 million. Net cash inflows from the change in net operating assets and liabilities of $139.6 million were primarily due to a $131.2 million increase in payments due to buyers and sellers driven by improvements in GMS. The non-cash items included in our net loss for the nine months ended September 30, 2025 relate primarily to stock-based compensation charges of $1,412.8 million.
For the nine months ended September 30, 2024, net cash provided by operating activities was $410.9 million, which consisted of a net loss of $57.0 million, after consideration of non-cash charges of $79.9 million. Net cash inflows from the change in net operating assets and liabilities of $388.0 million were primarily due to a $281.6 million increase in payments due to buyers and sellers driven by improvements in GMS and an increase in accrued expenses and other current liabilities of $127.9 million. The non-cash charges included in our net loss for the nine months ended September 30, 2024 relate primarily to amortization of intangible assets of $16.5 million, deferred income taxes of $15.9 million, losses on derivates of $11.2 million, unrealized foreign exchange losses of $9.3 million, loss on extinguishment of debt of $8.2 million and amortization of debt issuance costs of $7.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2025 was $25.2 million, which was primarily related to capitalized software development costs.
Net cash used in investing activities during the nine months ended September 30, 2024 was $5.2 million, which was primarily related to capitalized software development costs as well as purchases of property and intangible assets.
Cash Flows from Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2025 was $224.5 million, which was primarily comprised of proceeds of $758.0 million from the issuance of common stock in the IPO, net of underwriting discounts and commissions, proceeds from the issuance of Series O redeemable preferred stock of $254.9 million and proceeds from the issuance of Series N redeemable preferred stock of $50.0 million. This is partially offset by the repayment of long-term debt obligations of $759.8 million and payment of tax withholding obligations on vested equity awards of $81.6 million.
Net cash used in financing activities during the nine months ended September 30, 2024 was $38.5 million, which was primarily comprised of repayment of long-term debt obligations of $501.7 million which were partially offset by proceeds from issuance of long-term debt obligations of $443.5 million in connection with the Refinancing, as well as $24.0 million proceeds from the issuance of Series M redeemable preferred stock.

Contractual Obligations

There were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in the Prospectus.
Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in accordance with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.

There have been no material changes to our critical accounting policies and estimates as described in our Prospectus as well as Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report.
Recent Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of business. These risks primarily result from interest rate fluctuations and foreign currency exchange rates.
Interest Rate Risk

Our exposure to interest rate risk is influenced primarily by changes in interest rates on interest payments related to our Credit Facilities. We had $1,685.6 million outstanding under our Credit Facilities as of September 30, 2025. See Note 9, “Long-Term Debt Obligations” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. When deemed appropriate, we manage our risk from interest rate fluctuations through the use of derivative instruments, such as interest rate swaps to establish fixed rates on variable rate debt.

We entered into several fixed interest rate swap contracts to address the variable interest rate risk on our term loan debt. These interest rate swaps had the economic effect of modifying the variable interest obligations based on SOFR and EURIBOR, each plus a spread associated with $1,685.6 million of the long-term debt so that the interest payable on these effectively became fixed. See Note 11, “Interest Rate Derivatives” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

As of September 30, 2025, after taking into account the effect of our interest rate swap agreements that were in effect as of such date, all of our long-term debt then outstanding was at a fixed interest rate. Given our long-term debt positions are fixed until maturity, a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements.

We had cash and cash equivalents of $1,392.5 million as of September 30, 2025. Cash and cash equivalents consist of cash in banks and time deposits purchased with an initial maturity of three months or less. Our cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Exchange Risk

We report our financial results in U.S. dollars. We conducted a substantial portion of our business outside of the U.S. The financial position and operating results of our foreign operations are consolidated using USD or the local currency as the functional currency. We have experienced and will continue to experience fluctuations in our financial results due to foreign currency exchange transaction risk and translation risk.
Transaction Risk
Movements in currency exchange rates affect the remeasurement of monetary assets to be received or liabilities to be paid for the settlement of a transaction denominated in a currency other than the functional currency, commonly referred to as foreign currency transaction risk. Remeasurement of such amounts are reported as foreign currency losses in our condensed consolidated statements of operations. Our 2024 Euro Term Loan obligation is exposed to foreign currency transaction risk, thus changes in the euro to U.S. dollar exchange rate will cause foreign currency gains or losses. A hypothetical 10% change in the euro to U.S. dollar exchange rate applied to the 2024 Euro Term Loan obligation as of September 30, 2025 would have resulted in a $53.1 million change to foreign currency losses as reported in our condensed consolidated statement of operations for the nine months ended September 30, 2025. Excluding the impact to our 2024 Euro Term Loan, a hypothetical 10% change in foreign currency exchange rates applied to net monetary assets and liabilities as of September 30, 2025 denominated in currencies other than their functional currencies would not have had a material impact on our condensed consolidated financial results. At this time, we do not, but we may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency transaction risk. Accordingly, we expect foreign currency transaction risk to continue to impact our financial results, especially as it relates to our euro denominated 2024 Euro Term Loan.

Translation Risk
Movements in currency exchange rates affect the remeasurement of net asset or liability positions of our foreign operations from their functional currency to our U.S. dollars reporting currency. The consequences of translating such amounts are reported as a component of accumulated other comprehensive income on our condensed consolidated balance sheets.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Control and Procedures

The Company’s management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to material weaknesses in our internal control over financial reporting that we previously identified in the “Risk Factors” section of our Prospectus, filed with the SEC on September 17, 2025 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act"), and which had not been fully remediated as of September 30, 2025.

Notwithstanding the identified material weaknesses in internal control over financial reporting, our management performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in "Risk Factors—We have identified material weaknesses in our internal control over financial reporting. If we fail to remedy these material weaknesses, experience additional material weaknesses in the future or otherwise fail to continue to design, implement and maintain effective internal control over financial reporting, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, negatively impact the value of our Class A common stock.", we have identified material weaknesses in our internal control over financial reporting. In particular:

As of December 31, 2024, the following material weaknesses existed:

•we did not design or maintain an effective control environment commensurate with our financial reporting requirements; specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting and reporting requirements; and

•we did not effectively design and maintain effective controls in response to the risks of material misstatement; specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.

These material weaknesses contributed to the following additional material weaknesses:

•we did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation and review of journal entries and account reconciliations; and

•we did not design and maintain controls over the accounting for revenue and associated reserves, income taxes, indirect taxes and the preparation of the financial statements including the statement of cash flows and related disclosures.

The material weaknesses described above resulted in the restatement of our consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and audit adjustments to revenue and associated reserves, indirect tax contingencies, income taxes and classification of financial statement accounts in our consolidated financial statements as of and for the years ended December 31, 2024, 2023 and 2022. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In addition to the above, we did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain: (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in any misstatements to the consolidated financial statements; however, the deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, we have determined these deficiencies in the aggregate constitute a material weakness.

Management’s Remediation Plan

We are in the process of implementing a plan to remediate the material weaknesses described above. Our remediation plan includes the hiring of additional accounting and financial reporting personnel and implementing additional policies, procedures and controls, all of which have and will continue to cause us to incur additional costs. We have performed a risk assessment and begun identifying control activities to be implemented in response to the identified risks, which will include improving our IT general controls, segregation of duties controls, period-end financial reporting controls, journal entry controls and additional procedures and controls within the areas of revenue and associated reserves, income taxes, indirect taxes and the preparation for the financial statements including the statement of cash flows and related disclosures. In addition, we have engaged a third-party provider to help us assess and improve our internal control over financial reporting in preparation for compliance with Section 404. When we are satisfied the internal control over financial reporting associated with the material weaknesses has been effectively designed and has operated within our company for a sufficient period of time, we will determine if we have remediated our material weaknesses. We have not been required to provide a management assessment of internal control over financial reporting under the rules and regulations of the SEC regarding compliance with Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”). It is possible that if we had a Section 404(a) assessment, additional material weaknesses may have been identified. Additionally, our registered independent public accounting firm has not been engaged to perform an audit of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than as noted in "—Management's Remediation Plan" above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 12, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report.

In addition, on July 8, 2024, we received a non-public inquiry letter from the Office of Attorney General for New York (the “N.Y. AG”) requesting information relating to our compliance with the State of New York’s “all-in-pricing” law for tickets. On July 24, 2024, we responded to the N.Y. AG’s request, and at this time, it is too early to determine the amount or range of the potential loss should any unfavorable outcome materialize.

On April 2, 2025, and as amended on June 11, 2025, we received a complaint from the Monroe County District Attorney on behalf of the Commonwealth of Pennsylvania alleging that certain features of our website, including, among other things, the all-in pricing feature, violated the Pennsylvania Unfair Trade Practices and Consumer Protection Law. We have been cooperating with the Monroe County District Attorney’s investigation and, at this time, it is too early to determine the amount or range of the potential loss should any unfavorable outcome materialize.

Depending on the nature of the proceeding, claim, or investigation, we may be subject to monetary damage awards, fines, penalties, or injunctive orders. Furthermore, the outcome of these matters could materially adversely affect our business, results of operations, and financial condition. The outcomes of legal proceedings, claims, and government investigations are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters. While it is not possible to determine the outcomes, we believe based on our current knowledge that the resolution of all such pending matters will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations, cash flows, or financial condition.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, before making a decision to invest in our Class A common stock. In addition, other risks and uncertainties not presently known to us or that we currently deem not material may also harm our business. If any of these risks actually occur, our business, financial condition, results of operations and prospects could be harmed. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment.

Risk Factors Summary

The following is a summary of the most significant risks, challenges and uncertainties facing our business. This summary should be read in conjunction with the risk factors described below in this section and should not be considered an exhaustive list or summary of all of the significant or material risks, challenges and uncertainties that we face.

•Our business depends on supply and demand for and continued occurrence of large-scale sports, concerts, theater and other live events, and any decrease in the number of such events or the willingness of consumers to attend such events could have a material and adverse effect on our business, financial condition and results of operations.
•Our business depends on our ability to attract and retain buyers and sellers, and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
•Changes in internet search engine algorithms and dynamics, or any limitation or discontinuation of support by such search engines for our paid search results, could have an adverse impact on traffic for our sites and ultimately, our business, financial condition and results of operations.
•We rely on third-party platforms to distribute our applications, and any change in our relationship with those platform providers could adversely impact our business, financial condition and results of operations.
•We face intense competition in the ticketing industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.

•If we do not continue to maintain and improve our marketplace or develop successful new solutions and enhancements or improve existing ones, our business will be adversely affected.
•The reputation and branding of our marketplace are important to our success, and if we are not able to maintain, enhance and differentiate our brands, our business, financial condition and results of operations may be adversely affected.
•We may not be successful in executing our business strategy to expand our reach to more categories of events and experiences.
•We may not be successful in expanding the adoption of our platform for direct issuance in a cost-effective manner.
•We may not be able to generate sufficient revenue to maintain profitability. Moreover, we expect increased costs going forward as a public company.
•We operate in international markets and are subject to risks associated with the legislative, judicial, accounting, regulatory, political and economic conditions specific to such markets, which could adversely affect our business, financial condition and results of operations.
•We are subject to extensive governmental regulations, including with respect to privacy laws and protection of personal data or sensitive information as well as consumer protection laws applicable to our sales and marketing activities, and our failure to comply with these regulations could adversely affect our business, financial condition and results of operations.
•Cybersecurity risks, data loss or other security incidents could adversely affect our business, financial condition and results of operations, and the processing, storage, use and disclosure of personal data or sensitive information could give rise to liabilities and additional costs as a result of governmental regulation, contract disputes, litigation and conflicting legal requirements relating to personal privacy rights and security of sensitive information.
•We have identified material weaknesses in our internal control over financial reporting. If we fail to remedy these material weaknesses, experience additional material weaknesses in the future or otherwise fail to continue to design, implement and maintain effective internal control over financial reporting, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.
•We are controlled by our Founder and Chief Executive Officer, Eric H. Baker, whose interests in our business may be different than yours.
•We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of NYSE rules, and, as a result, our stockholders do not have the protections afforded by these corporate governance requirements.

Risks Relating to Our Business and the Ticketing Industry

Our business depends on supply and demand for and continued occurrence of large-scale sports, concerts, theater and other live events, and any decrease in the number of such events or the willingness of consumers to attend such events could have a material and adverse effect on our business, financial condition and results of operations.

Ticket sales are sensitive to fluctuations in the number, frequency, pricing and popularity of sports, concerts, theater and other live events and activities offered by promoters, teams and facilities. We rely on third parties to create, perform and anticipate public demand for sports, concerts, theater and other live events, and any unwillingness to tour, lack of availability of popular artists, decrease in the number of games or performances held or inability to anticipate public demand could limit our ability to generate revenue. Moreover, we are dependent on consumers’ willingness and ability to attend these events. As such, adverse trends in the sports and entertainment industries as well as consumer behavior, spending and confidence generally could adversely affect our business, financial condition and results of operations.

Many of the factors affecting the number and availability of sports, concerts, theater and other live events are beyond our control. For instance, certain sports leagues have experienced labor disputes leading to threatened or actual player lockouts. Any such lockouts that result in shortened or canceled seasons could adversely impact our business both due to the loss of games and ticketing opportunities as well as the possibility of decreased attendance following such a lockout due to adverse fan reaction. In addition, we have no control over the tour schedules of artists and certain international sporting events, such as the FIFA World Cup, are not scheduled on an annual basis, which will affect the supply of tickets and demand for our business.

In addition, public health issues or crises (such as the COVID-19 pandemic) have and could in the future result in the widespread cancellation or lack of live entertainment events or reduction or stoppage of ticket sales if fans are unable or choose not to attend events. The COVID-19 pandemic had a significant impact on our business, financial condition and results of operations, and we cannot assure you that a similar event or other adverse conditions will not occur in the future.

Moreover, general economic conditions, rates of unemployment, fuel prices, interest rates, changes in tax rates and tax laws that impact companies or individuals, inflation, consumer trends, work stoppages, public health issues, geopolitical conflicts, natural disasters or public concerns over terrorism and security incidents impact the supply and demand for and continued occurrence of large-scale sports, concerts, theater and other live events. For example, during periods of economic slowdown and recession, many consumers and corporations have historically reduced their discretionary spending, including spend on sports, concerts, theater and other live events, negatively impacting ticket sales. To the extent any of these general economic or other conditions negatively impact the supply and demand for and continued occurrence of large-scale sports, concerts, theater and other live events, it could adversely affect our business, financial condition and results of operations.

Our business depends on our ability to attract and retain buyers and sellers, and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

Our business depends on obtaining and maintaining our deep and longstanding relationships with the parties that use our marketplace to buy and sell tickets, including individual fans who are ticket buyers and sellers, professional sellers and content rights holders. We cannot assure you that we will be able to maintain existing relationships or establish new ones by attracting new buyers and sellers to our marketplace, and the failure to do so could have a material and adverse effect on our business, financial condition and results of operations.

In order to grow our revenue and our business, we must cost-effectively attract new buyers and sellers of all types, including individual sellers, professional sellers and content rights holders, and drive their repeat usage of our marketplace over time. Our ability to attract buyers relies predominantly on leveraging our strong global brands, our expertise in customer acquisition and creating a best-in-class experience. In order to deliver a compelling value proposition to our buyers, we need to offer a large and diverse supply of ticket inventory. Our ability to offer this supply requires us to attract and maintain a large base of sellers and help them efficiently distribute their inventory so that they continue to utilize our platform and provide us with more event and experience listings. Any adverse change in these relationships, including our inability to adapt and meet the needs of the buyers and sellers on our marketplace, could adversely affect our business, financial condition and results of operations.

Changes in internet search engine algorithms and dynamics, or any limitation or discontinuation of support by such search engines for our paid search results, could have an adverse impact on traffic for our sites and ultimately, our business, financial condition and results of operations.

We rely heavily on internet search engines, such as Google, to generate traffic to our website, through a combination of organic and paid searches. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our website can be adversely affected. In addition, a search engine could alter its search algorithms or results causing our website to be placed lower in organic search query results. If a major search engine changes its algorithms in a manner that adversely affects the search engine ranking of our website or the websites of our partners, our business, financial condition and results of operations would be harmed. Furthermore, if we fail to successfully manage our search engine optimization, we could see a substantial decrease in traffic to our website, requiring us to increase spend to increase traffic, which could ultimately increase costs and adversely impact our business, financial condition and results of operations.

In addition, if we violate, or a search engine provider believes we have violated, the terms of service or if there is any change or deterioration in our relationship with these providers, the provider could limit or discontinue its support for our paid search results. For example, in 2019, Google temporarily suspended viagogo from its paid search results for alleged violations of Google’s advertising policy regarding clarity of ticket price, delivery and other fees in the shopping process, as well as certain claims regarding ticket validity, which resulted in a significant decline to viagogo’s GMS. If we were to experience future limitations or discontinuations, it could significantly reduce our ability to attract and retain buyers and sellers, which could materially and adversely affect our business, financial condition and results of operations.

We rely on third-party platforms to distribute our applications, and any change in our relationship with those platform providers could adversely impact our business, financial condition and results of operations.

We rely on third-party application platforms, such as the Apple App Store and Google Play Store, to enable downloads of our applications and these platforms are an important distribution channel for our applications. Each platform provider has broad discretion to make changes to its operating systems and to change and interpret its terms of service and other policies, and those changes may be unfavorable to us. For example, certain competing applications may be promoted or placed in a more favorable order within the platform, which could prevent or limit the ability of potential customers from discovering our applications. In addition, changes by the platforms could limit, eliminate or otherwise interfere with our applications, our ability to distribute our applications through their stores, and our ability to update our applications, including to make bug fixes or other feature updates or upgrades. Furthermore, if these platforms choose to charge commissions on our applications and we fail to negotiate favorable terms, it may harm our business, financial condition and results of operations.

We face intense competition in the ticketing industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.

Our business faces significant competition from other international, national, regional and local original issuance and secondary ticketing service providers, some of whom have significantly greater financial and operating resources than we do. We face competition in the secondary ticketing market from auction websites and other secondary ticketing marketplaces and from other ticket sellers with online distribution capabilities. In addition, in the original issuance ticketing market, we face significant competition from other national, regional and local original issuance ticketing service providers as well as from companies that utilize self-ticketing systems, venue box offices and season and subscription sales. Some of these competitors are more established in the original issuance ticketing marketplace and may have exclusive booking rights with certain venues or events. The global original issuance ticketing market is highly fragmented. The advent of new technology, particularly as it relates to online ticketing, has amplified this competition. The intense competition that we face in the ticketing industry could cause the volume of transactions on our marketplace to decline, which could adversely affect our business, financial condition and results of operations.

Other variables related to the competitive environment that could adversely affect our financial performance by, among other things, leading to decreases in the number of transactions on our marketplace, overall revenue and fees or profit margin include:

•competitors’ offerings, which may include more favorable terms or pricing or exclusivity with certain venues or events;

•technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive alternatives than we currently offer, which could lead to a loss of ticket sales or lower ticket fees; and

•ticket selection and variety that is superior compared to the selection and variety listed on our marketplace.

In the markets in which we operate, we face significant competition from other secondary as well as original issuance ticketing service providers to secure new and retain existing buyers and sellers, including individual sellers, professional sellers and content rights holders, on a continuous basis. Competitors that have historically focused exclusively on either secondary or original issuance ticketing services have begun to move into each other’s market, resulting in an increasing number of original issuance ticketing service providers entering into the secondary ticketing market. We face significant and increasing challenges from original issuance ticketing service providers that offer tickets at a price that fluctuates based on customer demand, thereby reducing the attractiveness of the secondary market for brokers.

If we do not continue to maintain and improve our marketplace or develop successful new solutions and enhancements or improve existing ones, our business may be adversely affected.

Our ability to attract and retain buyers and sellers, including individual sellers, professional sellers and content rights holders, depends in large part on our ability to provide a user-friendly, secure, efficient, easy-to-use and effective marketplace, develop and improve our marketplace and introduce compelling new solutions and enhancements. Our industry is characterized by rapidly changing technology, new service and product introductions and changing demands of buyers and sellers. We spend substantial time and resources understanding such parties’ needs and responding to them. Building new solutions is costly and complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. In addition, after development, buyers and sellers may not be satisfied with our enhancements or perceive that the enhancements do not adequately meet their needs. The success of a new solution or enhancement to our marketplace can depend on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with our marketplace, user awareness and overall market acceptance and adoption. If we do not continue to maintain and improve our marketplace or develop successful new solutions and enhancements or improve existing ones, our business, financial condition and results of operations may be harmed.

The reputation and branding of our marketplace are important to our success, and if we are not able to maintain, enhance and differentiate our brands, our business, financial condition and results of operations may be adversely affected.

Our marketplace connects fans around the world with sellers looking to sell tickets. We operate our global ticketing marketplace through two brands: StubHub in North America and viagogo globally. We believe that maintaining and enhancing our reputation and branding as a differentiated ticketing marketplace is critical to retaining our relationship with our existing buyers and sellers and to our ability to attract new buyers and sellers, including individual sellers, professional sellers and content rights holders. The successful promotion of our brands’ attributes will depend on a number of factors that we control and some factors outside of our control.

The promotion of our brands requires us to make substantial expenditures and management investment, which will increase as our market becomes more competitive and as we seek to expand our marketplace. To the extent these expenditures yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brands and successfully differentiate our marketplace from competitive products and services, our business may not grow, we may not be able to compete effectively, we could lose buyers or sellers, including individual sellers, professional sellers and content rights holders, or we could fail to attract potential new buyers and sellers, all of which would adversely affect our business, financial condition and results of operations.

Negative perception of our marketplace may harm our business, including as a result of complaints or negative publicity about us, our inability to timely comply with local laws, regulations and/or consumer protection related guidance, the failure by sellers to fulfill orders placed on our marketplace, our responsiveness to issues or complaints and timing of refunds and/or reversal of payments on our marketplace, actual or perceived disruptions or defects in our marketplace, cybersecurity incidents, such as data breaches and compromised buyer or seller data or lack of awareness of our policies or changes to our policies that sellers, buyers or others perceive as overly restrictive, unclear or inconsistent with our values.

If we are unable to maintain a reputable marketplace that provides valuable solutions and desirable events, then our ability to attract and retain buyers and sellers could be impaired and our reputation, brands and business could be harmed.

In addition, as part of the StubHub Acquisition and the related divestiture of the StubHub international business required by competition regulators, our use and registration of trademarks and domain names for the StubHub brand are subject to an exclusive license with the purchaser of StubHub’s international business outside of the U.S., Canada, Argentina, Belarus, Brazil, Chile, Colombia, Ecuador, India, Indonesia, Japan, Malaysia, New Zealand, Peru, Philippines, Singapore, South Africa, South Korea, Taiwan, Thailand, Turkey, Ukraine, Uruguay and Venezuela, which materially limits our ability to market ourselves as StubHub in such jurisdictions. Moreover, our ability to use the intellectual property rights subsisting in the StubHub platform technology formerly used by StubHub to operate its business is restricted by an exclusive license with the purchaser of StubHub’s international business. Each of these restrictions may over time have a material adverse effect on our business and results of operations. While we continue to maintain rights to the StubHub brand in jurisdictions listed above, and although we have included various contractual protections regarding the use of the StubHub brand by the purchaser of StubHub’s international business, the purchaser may fail to comply with such obligations or fail to maintain or enhance our brand image internationally.

Our failure to successfully address the evolving market for transactions on mobile devices and to build mobile products could harm our business and prospects.

A significant and growing portion of our buyers and sellers access our platform through mobile devices. The number of people who access the Internet and purchase services through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in the past few years and is expected to continue to increase. If we are not able to provide customers with the experience or solutions they want on mobile devices, we may not be able to attract or retain customers or convert our website traffic into customers and our business may be harmed.

In addition, we face different fraud risks and regulatory risks from transactions sent from mobile devices than we do from personal computers. If we are unable to effectively anticipate and manage these risks, our business and prospects may be harmed.

We may not be successful in executing our business strategy to expand our reach to more categories of events and experiences.

We are focused on expanding our brands and marketplace to even more categories of events and experiences. New offerings and initiatives have a high degree of risk, as they may involve unproven businesses for us with which we have limited or no prior operating experience. For example, we are in the early innings of targeting the original issuance ticketing market and bringing content rights holders to our platform. There can be no assurance that we will succeed in expanding the adoption of our platform for direct issuance or that any demand for future offerings or initiatives we may pursue, including additional live event and experience categories and adjacent market opportunities across the live event ecosystem, will exist, develop or be sustained. Further, these efforts entail investments in and resources spent on our systems and infrastructure, payments platform, and increased legal and regulatory compliance expenses, which could distract management and divert capital and other resources from our more established offerings. If we are unsuccessful in executing on our business strategy to reach more categories of events and experiences, including through direct issuance, our business and growth prospects may be harmed.

Further, some of the categories of events and experiences we are focused on expanding into may have their own set of compliance and legal rules and regulations. There can be no assurance that we will be able to meet all compliance obligations under any applicable laws impacting these new offerings and initiatives, including obtaining any such licenses in all of the jurisdictions we plan to operate our marketplace in, and, even if we were able to do so, there could be substantial costs and potential product changes involved in complying with such laws, which may have a material and adverse effect on our business. Any noncompliance by us in relation to existing or new laws and regulations, or any alleged noncompliance, could result in reputational damage, litigation, fines, increased costs or liabilities and damages or require us to stop providing these new offerings and initiatives in certain markets. See “—Risks Related to Government Regulation and Litigation—Our failure to comply with existing laws, rules and regulations as well as changing laws, rules and regulations and other legal uncertainties, including as a result of lobbying by artists, teams and promoters, could adversely affect our business, financial condition and results of operations.”

We may not be successful in expanding the adoption of our platform for direct issuance in a cost-effective manner.
We are in the early innings of targeting the original issuance ticketing market and bringing content rights holders to our platform. Our vision for direct issuance is that content rights holders will list tickets directly on our marketplace as any other seller would at scale. If content rights holders are not convinced of the value proposition of our marketplace, if we are unsuccessful in building and maintaining relationships with content rights holders, or if we do so in a way that is not profitable or fails to compete successfully against our current or future competitors, we may be unable to realize the objectives of this business strategy or realize our anticipated value in the original issuance ticketing market. For example, to help accelerate content rights holders’ adoption of our marketplace as a distribution channel for original issuance tickets, we initially entered into agreements with certain content rights holders to reduce the perceived operational burden and economic risk of utilizing our marketplace. In some cases, in exchange for agreeing to list a certain number of original issuance tickets, we agreed to remit to the content rights holder a minimum amount of proceeds for that bundle of tickets. We took inventory risk for this minimum proceeds amount. Less than 10% of our direct issuance GMS in the nine months ended September 30, 2025 was derived from the sales of tickets for which we assumed any amount of inventory risk. In addition, we incurred inventory costs of $27.9 million and $31.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had future purchase commitments for inventory of approximately $19.0 million expected in each of 2025, 2026 and 2027. To the extent we continue to support the adoption of our platform for direct issuance by entering into such agreements, our results of operations could be negatively impacted. Furthermore, the adoption of our platform for direct issuance is subject to a number of factors, some of which may be out of our control, including the ability or willingness of content rights holders to use our platform to sell original issuance tickets, our competitors’ exclusivity rights governing ticket sales for certain events or venues or buyers’ willingness to engage with our brands and marketplace as a source for original issuance ticket purchases. If we are not able to expand the adoption of our platform for direct issuance in a cost-effective manner, our growth prospects would be adversely affected.

Our recent rapid growth may not be sustainable or indicative of future growth.

We have recently experienced significant and rapid growth. Our historical rate of growth and performance may not be sustainable or indicative of our future rate of growth or performance, and in future periods, our revenue could grow more slowly than we expect or decline. We believe that continued growth in revenue and our ability to improve or maintain margins~~,~~ will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. Any of these factors could cause our growth to slow or decline and may adversely affect our business and results of operations. Moreover, it may be difficult for us to accurately plan for and model future growth and performance. You should not rely on our historical rate of growth as an indication of our future performance. Failure to continue to grow our revenue or improve or maintain margins would adversely affect our business, financial condition and results of operations.

We may not be able to generate sufficient revenue to maintain profitability, we expect increased costs going forward as a public company.

We had net loss of $1,294.6 million and $33.0 million for the three months ended September 30, 2025 and 2024, respectively, and net loss of $1,370.6 million and $57.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $2,875.3 million. There can be no assurance that our revenue will continue to increase or that our margins will not decline over time.

We also expect our operating expenses to increase in the future, including our general and administrative expenses as a result of increased costs associated with operating as a public company and as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, continuing to invest in the technology infrastructure underlying our platform and data center expansion, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations and new verticals, which will negatively affect our operating results if our total revenue does not increase.

In addition, part of our business strategy is to focus on our long-term growth and profitability. As a result, our profitability may be lower in the near term than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, expanding our platform, products, features and functionality and expanding our product development, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by industry or financial analysts and our stockholders, our stock price may decline.

Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect. We may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to continue to grow our revenue, the value of our business and Class A common stock may significantly decrease.

You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If we are unable to continue to grow revenue and manage our expenses effectively, we will not be able to maintain profitability.

Our results of operations vary from quarter to quarter and year over year, so our financial performance in certain financial quarters or years may not be indicative of, or comparable to, our financial performance in subsequent financial quarters or years.

We believe our financial results and cash needs will vary greatly from quarter to quarter and year to year depending on, among other things, the timing of and demand for certain tours, tour cancellations, event ticket sales, seasonal and other fluctuations in our results of operations, the timing of guaranteed payments, financing activities, acquisitions and investments and receivables management. For example, the timing of and demand for top sporting events and concert tours, such as the Super Bowl, the UEFA Champions League Final, the FIFA World Cup, Elton John’s “Farewell Yellow Brick Road” tour, Taylor Swift’s “Eras” tour, can impact comparability of quarterly results year-over-year, and potentially annual results also. Similarly, the number of games or matches in sports playoff series, the teams involved and demand for certain games or matches can vary year-over-year and impact our results. We have in the past experienced variations in revenue based on the timing of and demand for certain experiences or events, such as major sports league seasons, the timing of certain international sporting events, tour schedules of certain artists and popular theater or concert events. Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Moreover, seasonality in our business could create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could adversely impact our ability to execute on our strategy, which in turn could harm our business, financial condition, results of operations and prospects.

We calculate certain business metrics using internal systems and tools and do not independently verify such metrics. Certain metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may adversely affect our business, financial condition and results of operations.

We present certain business metrics herein, including GMS. We calculate these metrics using internal systems and tools that are not independently verified by any third party. These metrics may differ from estimates or similar metrics published by third parties or other companies due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose on an ongoing basis. If the internal systems and tools we use to track these metrics undercount or overcount performance, including double counting data such as buyers or sellers on our marketplace or contain algorithmic or other technical errors, the data we present may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring the size of these metrics. Furthermore, because we completed the integration of the StubHub business in 2022 following the StubHub Acquisition, we have limited ability to track certain operational metrics on a combined historical basis. As a result, certain metrics may not be comparable or available at all on a historical basis. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which would affect our long-term strategies. If our business metrics or our estimates are not accurate representations of our business, or if investors do not perceive our business metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our operating and financial results could be adversely affected.

Our platform is highly complex, and any undetected errors could adversely affect our business, financial condition and results of operations.

Our platform is a complex system composed of many interoperating components and software. Our business is dependent upon our ability to prevent system interruption on our platform, to effectively implement updates to our systems and to appropriately monitor and maintain our systems. Our software, including open source software, may now or in the future contain undetected errors, bugs, vulnerabilities or backdoors. Some errors, bugs, vulnerabilities or backdoors in our software code have not been and may not be discovered until after the code has been released. Defects or errors in our system and software limitations could result in platform unavailability or system disruption or the inability of our systems to implement timely updates that are required for regulatory compliance. For example, defects or errors could result in the delay in making payments to sellers or refunds to buyers or overpaying or underpaying sellers, which would impact our cash position and may cause buyers and sellers to lose trust in our payment operations. Any errors, bugs, vulnerabilities or backdoors discovered in our code or systems released to production or found in third-party software, including open source software, that is incorporated into our code, any misconfigurations of our systems or any unintended interactions between systems could result in poor system performance, an interruption in the availability of our platform, incorrect payments, incorrect calculations, search ranking problems, buyer or seller account takeovers, fraudulent listings, issues with chatbot behavior, inadvertent failure to effectively comply with legal, tax or regulatory requirements, negative publicity, damage to our reputation, loss of existing and potential buyers and sellers, loss of revenue, liability for damages, a failure to comply with certain legal or tax reporting obligations and regulatory inquiries or other proceedings, any of which could adversely affect our business, financial condition and results of operations.

We rely on the experience and expertise of our senior management team, key technical employees and other highly skilled personnel, and the failure to retain, motivate or integrate any of these individuals could have an adverse effect on our business, financial condition, results of operations and prospects.

Our success depends upon the continued service of our senior management team and key technical employees, especially Mr. Baker, our Founder and Chief Executive Officer, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel for all areas of our organization. Each of our executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in retaining and motivating our existing employees. The loss of any member of our senior management team or key personnel might significantly delay or prevent the achievement of our business objectives and could harm our business and our relationships.

We face significant competition for qualified personnel, including members of management as well as key engineering, product development, design and marketing personnel. In particular, we face significant competition for talent from other technology and high-growth companies, which include both public and privately held companies. We may not be able to hire new employees quickly enough to meet our needs. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages. We may also need to increase our employee compensation levels in response to competition. In addition, fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and our employee morale, productivity and retention could suffer, which may adversely affect our business, financial condition, results of operations and prospects.

Our corporate culture has contributed to our success, and if we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe that a critical component to our success has been our corporate culture. We have experienced, and may continue to experience, rapid growth and organizational change, including growth and organizational change resulting from our acquisition and subsequent integration of the StubHub business. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees and maintain what we consider to be the key aspects of our corporate culture. We have invested substantial time and resources into building our team, and we will continue to require significant capital expenditures and the allocation of valuable management resources to grow and change without undermining our corporate culture. Any failure to preserve our culture as we grow could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Impairment of goodwill and/or intangible assets could adversely impact our financial condition and results of operations.

In accordance with GAAP, we test goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying value of the reporting unit including goodwill exceeds its fair value, then the implied fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recognized. As of September 30, 2025, we had goodwill of $2,686.7 million, which constituted 48% of our total assets at that date. Impairment may result from, among other things, a significant decline in our expected cash flows, an adverse change in the business climate and slower growth rates in our industry. We cannot provide assurance that our goodwill will not be impaired in future periods. If we are required to record an impairment charge for goodwill in the future, this would adversely impact our financial condition and results of operations.

Exchange rates may cause fluctuations in our results of operations that are not related to our operations.

Because we operate globally, derive revenue from our international operations and have a Euro-denominated loan, we expect to incur currency translation losses or gains due to changes in the values of foreign currencies relative to the U.S. dollar. For both the nine months ended September 30, 2025 and 2024, our international operations accounted for 14% of our transaction fees. We have experienced and will continue to experience fluctuations in our financial results due to foreign currency exchange transaction risk and translation risk. For example, we recorded a foreign currency losses of $60.4 million for the nine months ended September 30, 2025, primarily caused by translation effect of the U.S. dollar on our outstanding Euro-denominated term loan, compared to a foreign currency losses of $6.9 million for the nine months ended September 30, 2024. We cannot predict the future relationship between the U.S. dollar and the currencies used by our international businesses or the effect of exchange rate fluctuations on our future results of operations.

We may experience operational and financial risks in connection with acquisitions.

We may selectively seek potential acquisition targets to add complementary companies, products or technologies. The identification of suitable acquisition targets can be difficult, time-consuming and costly. We may be unable to identify suitable targets for acquisition or make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors, and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, our Credit Facilities restrict our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including, among other things:

•using a significant portion of our available cash and cash equivalents;

•issuing equity securities, which would dilute current stockholders’ percentage ownership;

•incurring substantial debt, which would further restrict our business and operations;

•incurring or assuming contingent liabilities, known or unknown;

•incurring amortization expenses related to intangibles; and

•incurring large accounting write-offs or impairments.

In addition, acquisitions involve inherent risks which, if realized, could adversely affect our business and results of operations, including those associated with:

•integrating the operations, financial reporting, technologies and personnel of acquired companies, including establishing and maintaining a system of internal controls appropriate for a public company environment;

•managing geographically dispersed operations;

•the diversion of management’s attention from other business concerns;

•the inherent risks in entering markets or lines of business in which we have either limited or no direct experience;

•the potential loss of key employees, customers and strategic partners of acquired companies; and

•the impact of laws and regulations relating to antitrust at the state, federal and international levels, which could significantly affect our ability to complete acquisitions and expand our business.

Risks Relating to Government Regulation and Litigation

Compliance with ever-evolving federal, state and foreign laws and other requirements relating to the handling of information about individuals necessitates significant expenditure and resources, and any actual or perceived failure by us or our vendors to comply may result in significant liability, negative publicity, regulatory investigations or actions and/or an erosion of trust, which could materially adversely affect our business, results of operations and financial condition.

In connection with running our business, we receive, use, transmit, store and process a large volume of personal data, including from and about our buyers and sellers, as well as our employees and business contacts. We are therefore subject to numerous federal, state, and international laws, regulations, and other requirements that address privacy, data protection and security, and the collection, storing, sharing, use, disclosure, processing, and protection of personal data, including for marketing and advertising purposes. In the U.S., federal, state and local governments have enacted numerous privacy and data security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). Further, the California Consumer Privacy Act and related laws in other jurisdictions require us to, among other things: provide certain disclosures regarding our collection, use, and disclosure of personal data; receive and respond to requests from individuals to access, delete, and correct their personal data, or to opt-out of certain disclosures of their personal data; and enter into specific contractual provisions with service providers that process personal data on our behalf.

Outside the U.S., personal data and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. In the European Economic Area (the “EEA”) and the United Kingdom (the “U.K.”), we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “U.K. GDPR”) (the EU GDPR and U.K. GDPR together referred to as the “GDPR”). The GDPR imposes a comprehensive data privacy compliance regime including: maintaining a record of data processing; providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that appropriate legal bases are in place to justify data processing activities; complying with rights for data subjects in regard to their personal data (including data access, erasure (the right to be “forgotten”) and portability); ensuring appropriate safeguards are in place where personal data is transferred out of the EEA and the U.K.; notifying data protection regulators (and in certain cases, affected individuals) of significant data breaches; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.

In relation to cross-border transfers of personal data, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the U.S. to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.

We are also subject to evolving privacy laws on cookies, tracking technologies and e-marketing in the European Union (the “E.U.”) and the U.K. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins and subject us to additional liabilities. In light of the complex and evolving nature of E.U., E.U. Member State and U.K. privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws, and violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies, as well as civil claims including class actions and reputational damage. Other jurisdictions besides the U.S., U.K. and EEA also have laws governing data privacy and security or are considering the adoption of new laws.

On November 16, 2022, the Digital Services Act (the “DSA”) came into force in the E.U. Most of the substantive provisions of the DSA took effect on February 17, 2024, however, market practice in relation to compliance and approaches to enforcement are still developing. The DSA places a number of obligations on us regarding among other things, addressing illegal services, products, and content on our platform, ensuring the traceability of business users (including by obtaining, assessing and retaining certain information about them), and implementing enhanced transparency measures (including in relation to any recommendation systems we utilize, such as requirements to disclose the main parameters used by such systems and any available options for service recipients to modify or influence them). Further, the DSA contains general requirements that user interfaces may not deceive or manipulate users.

In addition to the DSA, on October 26, 2023, the Online Safety Act (the “OSA”) received assent in the U.K. The OSA places a range of obligations on us regarding the services, products and content available on our platform and the users we engage with. We are required to undertake various compliance steps – in addition to those in relation to the DSA – in order to comply with the requirements of the OSA, including to protect users from illegal content, which may increase compliance costs and may otherwise adversely affect our business, operations and financial condition. Failure to comply with the OSA can result in fines of up to 10% of total annual worldwide turnover or £18 million (whichever is greater).

We are also subject to the Payment Card Industry (“PCI”) Data Security Standard, which is a standard designed to protect credit card account data as mandated by payment card industry entities. See “—Risks Relating to Information Technology, Cybersecurity and Intellectual Property—Our payments system depends on a number of third-party providers and is subject to risks that may harm our business” for more information. We rely on vendors to handle a significant portion of PCI matters applicable to our business and to help ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard based on past, present and future business practices. Our actual or perceived failure to comply with the PCI Data Security Standard can subject us to fines, termination of banking relationships and increased transaction fees.

The requirements of these laws and industry standards, and their application and interpretation, are constantly evolving and developing, creating a complex compliance environment. The interpretation and application of many privacy and data protection laws are, and will likely remain, uncertain, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or product features. Any failure or perceived failure by us to comply with these laws could result in fines, lawsuits and other claims and penalties, and we could also be required to fundamentally change our business activities and practices or modify our products, which could harm our business. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Any inability to adequately address privacy, data protection, and data security concerns or to comply with applicable privacy, data protection or data security laws, regulations, policies and other obligations could result in proceedings, actions, orders to cease/change our data processing activities, enforcement actions, assessment notices (for a compulsory audit), civil claims (including class actions) and, in certain jurisdictions, criminal liability against us, additional cost and liability to us, damage to our reputation, and harm to our sales and our business, any of which could adversely affect our business, financial condition and results of operations.

We also depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf. There can be no assurances that any privacy- and security-related measures and safeguards we have put in place in relation to these third parties will be effective to protect us and/or the relevant personal data from the risks associated with the third-party processing, storage and transmission of such data. Our failure, and/or the failure by the various third-party service providers and partners with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in the unauthorized release of personal data or other user data, or the perception that any such failure or compromise has occurred, could result in additional litigation and potential liability, adversely harm our brands and reputation, result in a loss of buyers or sellers, including individual sellers, professional sellers and content rights holders, and discourage potential buyers or sellers from trying our marketplace, any of which could adversely affect our business, financial condition and results of operations.

If our use of artificial intelligence results in inaccurate data, regulatory scrutiny, privacy concerns or is otherwise unsuccessful, it could adversely affect our business, results of operations and financial condition.

We have made investments in artificial intelligence (“AI”) initiatives. We rely on AI, machine learning (“ML”), data analytics and similar tools (“AI Tools”) to analyze market trends, improve our services, and tailor our interactions with our buyers and sellers. We primarily use third-party AI Tools that StubHub has licensed or otherwise obtained a right to use from the applicable third-party provider. As with many technological innovations, there are significant risks involved in developing, maintaining and utilizing AI Tools and no assurance can be provided that our use of AI Tools will enhance our products or services or continue to be successful. If the models underlying our AI Tools are inadequately or incorrectly designed, improperly trained or used, or the data used to train them is incomplete, inadequate or biased in some way, our use of AI Tools may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, insufficient, do not comply with our policies or standards, adversely affect our financial condition, business and reputation. Further, if we are deemed to not have sufficient rights to use such data to train our AI Tools, then we may be subject to litigation by the owners of the content or other materials that comprise such data, similar to the litigation that is currently pending in various U.S. courts against other developers of AI Tools, and in which the outcome of such litigation is still uncertain.

Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

The market for AI Tools is complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. To the extent AI development and utilization from our industry competitors prove to be successful, or more successful, than our approach, the demand for our services could be adversely affected. Our efforts to continuously improve our AI Tools, including the introduction of new products or capabilities or changes to existing products or capabilities, may result in new or enhanced governmental or regulatory scrutiny, litigation, privacy or ethical concerns, or other complications that could adversely affect our business, reputation, or financial results.

The rapid evolution of AI will require the application of resources to develop, test, maintain and improve our products and services to help ensure that the AI is accurate and efficient. The continuous development, testing, maintenance and deployment of our AI Tools may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that may prevent our proprietary AI Tools from operating properly, which could adversely affect our business, customer relationships and reputation.

Our failure to comply with existing laws, rules and regulations as well as changing laws, rules and regulations and other legal uncertainties, including as a result of lobbying by artists, teams and promoters, could adversely affect our business, financial condition and results of operations.

We are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the U.S. and abroad relating to the ticketing marketplace, which are subject to change at any time, and which in some cases regulate the amount of transaction and other fees that may be charged in connection with the ticket prices and for secondary ticketing services. New legislation of this nature is introduced from time to time in various (and is pending in certain) jurisdictions in which we operate. For example, several U.S. states and cities, Canadian provinces, the U.K. and certain European countries prohibit the resale of tickets at prices greater than the original face price (in the case of certain jurisdictions, without the consent of the venue) and/or prohibit the resale of tickets to certain types of events. Furthermore, as we expand into the original issuance ticketing market, we may be subject to new laws, rules and regulations. Moreover, under the EU Regulation on platform-to-business relations and the UK Platform to Business Regulation (together, the “P2B Regs”), we are subject to a number of transparency, operational and related requirements in relation to business users on our marketplace (for example, regarding transparency in terms of ranking parameters, the process for suspending, terminating or restricting user accounts, and the resolution of disputes with users). Complying with this new set of regulations could result in increased costs and additional liabilities. Additionally, artists, teams and promoters may attempt to disrupt the secondary ticketing market through lobbying for such restrictions regarding secondary ticketing policies or partnering with other secondary ticketing marketplaces on an exclusive basis. Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which, if material, could adversely affect our business, financial condition and results of operations. In addition, the promulgation of new laws, rules and regulations may impact the growth of the overall ticketing market or restrict or otherwise unfavorably impact the ability or manner in which we participate in the ticketing marketplace industry would require us to change certain aspects of our business, operations and buyer and seller relationships to ensure compliance, which could decrease demand for services, reduce revenue, increase costs and/or subject us to additional liabilities or limit or inhibit our ability to operate, or our users’ ability to continue to use, our platform. For example, New York recently amended its Arts and Cultural Affairs Law to require additional disclosures by ticket marketplaces and restricted a ticket marketplace’s ability to charge fees for the e-delivery of tickets. In addition, the Federal Trade Commission’s rule on all-in pricing, which requires, among other things, that businesses that offer, display or advertise a price for live-events tickets clearly and conspicuously disclose a total price inclusive of all mandatory fees, took effect in May 2025.

We operate in international markets and are subject to risks associated with the legislative, judicial, accounting, regulatory, political and economic conditions specific to such markets, which could adversely affect our business, financial condition and results of operations.

We provide services in various jurisdictions abroad through a number of brands and businesses that we own and operate, and we expect to continue to expand our international presence. We face, and expect to continue to face, additional risks in the case of our existing and future international operations, including:

•political instability, adverse changes in diplomatic relations and unfavorable economic and business conditions in the markets in which we currently have international operations or into which we may expand, particularly in the case of emerging markets;

•more restrictive or otherwise unfavorable government regulation of the secondary ticketing industry or the ticket industry at large, which could result in increased compliance costs and/or otherwise restrict the manner in which we provide services and the amount of related fees charged for such services;

•complying with different (and sometimes conflicting) laws and regulatory standards related to payment processing and money transmission;

•limitations on the enforcement of intellectual property rights, including limitations and challenges with enforcing online “clickwrap” agreements, across multiple jurisdictions;

•limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings;

•adverse tax consequences due both to the complexity of operating across multiple tax regimes as well as changes in, or new interpretations of, international tax treaties and structures;

•expropriations of property and risks of renegotiation or modification of existing agreements with governmental authorities;

•diminished ability to legally enforce our contractual rights in foreign countries;

•limitations on technology infrastructure, which could limit our ability to migrate international operations to a common ticketing system;

•lower levels of internet usage, credit card usage and consumer spending in comparison to those in the U.S.; and

•difficulties in managing operations and adapting to consumer desires due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by U.S. law and our internal policies and procedures, and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing of foreign operations, which we might not be able to do effectively or cost-efficiently.

As we expand into new markets, these risks will be intensified and will have the potential to impact a greater percentage of our operations. While our ability to expand our international operations into new jurisdictions or further into existing jurisdictions will depend on limitations by federal, state and local statutes, rules, regulations, policies and procedures, such expansions will also depend in significant part, on our ability to identify potential acquisition candidates, joint venture or other partners, and enter into arrangements with these parties on favorable terms, as well as our ability to make continued investments to maintain and grow existing international operations. If the revenue generated by international operations is insufficient to offset expenses incurred in connection with the maintenance and growth of these operations, our business, financial condition and results of operations could be adversely affected. In addition, in an effort to make international operations in one or more given jurisdictions profitable over the long term, significant additional investments that are not profitable over the short term could be required over a prolonged period.

In foreign countries in which we operate, a risk exists that our employees, contractors or agents could, in contravention of our policies, engage in business practices prohibited by applicable U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, as well as the laws and regulations of other countries prohibiting corrupt payments to government officials such as the U.K. Bribery Act 2010. We maintain policies prohibiting such business practices and have in place global anti-corruption compliance and training programs designed to ensure compliance with these laws and regulations. Nevertheless, the risk remains that one or more of our employees, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, as well as those associated with newly acquired businesses, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could result in fines, criminal sanctions against us and/or our employees, prohibitions on the conduct of our business and damage to our reputation, which could adversely affect our business, financial condition and results of operations.

Our business also must be conducted in compliance with applicable economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of Commerce, the United Nations Security Council and other relevant trade sanctions authorities, which prohibit or restrict transactions involving certain designated persons and certain designated countries or territories, including Cuba, Iran, North Korea, Syria, the so-called Donetsk People’s Republic, the so-called Luhansk People’s Republic, and the Crimea Region of Ukraine. Our global operations expose us to the risk of violating, or being accused of violating, economic and trade sanctions laws and regulations. Our failure to successfully comply with these laws and regulations may expose us to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. While we have implemented and continue to implement compliance measures and controls, including geoblocking and other restricted party screening measures as well as policies and procedures to promote and achieve compliance with economic and trade sanctions laws, we may have been in the past and could in the future be, in violation of such laws particularly as the scope of such laws may be unclear and subject to changing interpretations. Despite our compliance efforts and activities, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could adversely affect our reputation, business, financial condition and results of operations.

Our platform might be used for illegal or improper purposes, all of which could expose us to additional liability, damage our brands and reputation, and harm our business.

Our platform remains susceptible to potentially illegal or improper uses by creators or attendees. Illegal or improper uses of our platform may include money laundering, terrorist financing, drug trafficking, illegal online gaming, other online scams, illegal sexually oriented services, phishing and identity theft, prohibited sales of pharmaceuticals, fraudulent sale of goods or services, posting of unauthorized intellectual property, unauthorized uses of credit and debit cards or bank accounts and similar misconduct. Creators may also encourage, promote, facilitate or instruct others to engage in illegal activities. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot guarantee that these measures will stop all illegal or improper uses of our platform and such uses have occurred in the past. Our business could be harmed if creators use our system for illegal or improper purposes, which may expose us to liability as well as damage our brands and reputation, resulting in harm to our results of operations and future prospects. At the same time, if the measures we have taken to guard against these activities are too restrictive and inadvertently screen proper transactions, or if we are unable to apply and communicate these measures fairly and transparently, or if we are perceived to have failed to do so, this could diminish the experience of creators and attendees, which could harm our business, financial condition, results of operations and future prospects.

We are subject to extensive governmental regulations, including with respect to privacy laws and protection of personal data or sensitive information as well as consumer protection laws applicable to our sales and marketing activities, and our failure to comply with these regulations could adversely affect our business, financial condition and results of operations.

Our operations are subject to federal, state and local statutes, rules, regulations, policies and procedures, both domestically and internationally, which are subject to change at any time, governing matters such as:

•privacy laws and protection of personal data or sensitive information, as more particularly described above under the risk factor related to our processing, storage, use and disclosure of personal data or sensitive information;

•consumer protection;
•original issuance and secondary ticketing services;
•intellectual property ownership and infringement;
•enforceability of online “clickwrap” agreements across jurisdictions;
•compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar regulations in other countries, and compliance with trade compliance and economic sanctions laws and regulations of the U.S. and applicable international jurisdictions as more particularly described above under the risk factor related to our international operations;

•human health, safety and sanitation requirements;
•working conditions, labor, minimum wage and hour, citizenship and employment laws;
•sales and other taxes and withholding of taxes;
•regulations on unfair competition;
•billing and e-commerce;
•telecommunication, digital content, mobile communications and media;
•advertising and promotions;
•payment processing and money transmission;
•money laundering and the financing of terrorist activities; and
•marketing activities via the telephone and online.
Our failure or allegations that we failed to comply with these laws and regulations could result in investigations, proceedings, injunctive relief, fines or penalties against us by governmental agencies and private actions brought by consumers, which if material, could adversely affect our business, financial condition and results of operations. While we attempt to conduct our business and operations in a manner that we believe to be in compliance with such laws and regulations, there can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding of the law or regulation. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and/or subject us to additional liabilities. New legislation could be passed that may adversely impact our business, such as provisions that have recently been proposed in various jurisdictions that would restrict ticketing methods, require the disclosure of the identity of buyers and sellers, including individual sellers, professional sellers and content rights holders on our marketplace, and attack current policies governing season tickets for sports teams. Additionally, governmental regulations, such as the economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control and European regulators, as well as U.S. and foreign export control and import laws and regulations, could restrict or limit our business activities in certain areas, prohibit us from transacting or dealing with certain restricted or sanctioned parties or subject us to sanction for non-compliance, even if inadvertent.

From time to time, international, federal, state and local authorities and/or consumers have commenced investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Our businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved, or are in the process of resolving, material investigation, inquiry or litigation. Such regulatory proceedings may result in fines or changes to our business practices. For example, federal and state regulators in the U.S. commenced investigations into the StubHub business related to changes that the business made to refund and cancellation policies in March 2020 when the onset of the COVID-19 pandemic resulted in widespread event cancellations and postponements. In response to these investigations, we provided information and documents related to our COVID-19 refund policies and practices. In September 2021, the StubHub business agreed to publicly filed settlements with various U.S. state attorneys general to resolve their investigations, which included injunctive terms applicable to the StubHub business and cash refunds that StubHub already, voluntarily offered to certain U.S. consumers, among other things. We continue to have discussions with certain regulatory agencies in the U.S. related to our COVID-19 refund policies and practices and may agree to future resolutions with such agencies.

In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent us from engaging in the ticketing business generally (or in a particular segment thereof) or subject us to potential damage assessments, all of which could adversely affect our business, financial condition and results of operations. For example, in connection with the StubHub Acquisition in February 2020, the U.K. CMA undertook an investigation of the transaction and concluded that the combination of StubHub and viagogo had resulted, or may be expected to result, in a substantial lessening of competition within the supply of uncapped secondary ticketing platform services for the resale of tickets to U.K. events. The U.K. CMA ultimately required us to undertake a divestiture of the international operations of the StubHub business. The final undertakings in connection with the StubHub Acquisition and the final report from the U.K. CMA relating to the divestiture of the StubHub international business were implemented in September 2021, and we were able to begin the integration. A year later, in September 2022, we completed the integration. In connection with the approval of the StubHub Acquisition and closing of its investigation, the U.K. CMA accepted the final undertakings in connection with the divestiture, which provided certain measures for implementing the divestiture. The post-closing obligations imposed on us by the final undertakings include, among other things: (i) that we refrain from using the StubHub brand (including in advertisement text or in links to websites) to target customers (using geographic targeting mechanisms available on the search engine advertising platforms) based in North America seeking U.K. live events using paid search advertising (including Google and other search engines) for a period of five years from the closing of the divestiture on September 3, 2021 (the “Divestiture Closing Date”); (ii) that we refrain from relisting the original StubHub mobile app on the Apple and Google app stores outside of North America for a period of ten years from the Divestiture Closing Date; (iii) that we implement a mechanism to redirect buyers or sellers of tickets to U.K. live events from our website to the website of the purchaser of the StubHub international business for a period of five years from the Divestiture Closing Date; (iv) that we refrain from listing any tickets to U.K. live events on the StubHub North America domains for a period of five years from the Divestiture Closing Date; (v) that we implement a mechanism to redirect all buyers or sellers who appear to be located in the U.K. based on location settings of the customer’s device from the original StubHub mobile app to the mobile app of the purchaser of the StubHub international business for a period of five years from the Divestiture Closing Date and (vi) that we refrain from displaying any inventory for U.K. live events on the original StubHub mobile app for a period of five years from the Divestiture Closing Date. In addition, the post-closing obligations require us to appoint a monitoring trustee, subject to approval by the U.K. CMA, to oversee the website and mobile redirection mechanisms, at our cost, and to provide any access or information that the monitoring trustee may require for the duration of the redirection mechanisms.

Failure to comply with applicable anti-money laundering and money transmission laws and regulations could harm our business and results of operations.

Due to the risk of our platform being used for illegal or illicit activity, any perceived or actual breach of compliance by us with respect to anti-money laundering (“AML”) laws, rules and regulations, including the Bank Secrecy Act, USA Patriot Act and Title 18 U.S.C. Sections 1956-57 and 1960, could have a significant impact on our reputation and could cause us to lose existing buyers and sellers, prevent us from obtaining new buyers and sellers, require us to expend significant funds to remedy civil and criminal problems caused by violations and to avert further violations and expose us to legal risk and potential liability that could have a material effect on our business. Several of these laws require certain companies to adopt an AML compliance program, including those companies that are characterized as a federal money services business or state money transmitter. Moreover, many states have their own AML and money transmitter regulatory regimes and interpretations and applications of those legal principles are complex and varied. If the federal government or any state government took the position that we were a money services business or money transmitter, they could require us to register as such and obtain money transmitter licenses. Furthermore, should a federal or state regulator make a determination that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage or other negative consequences, all of which may have an adverse effect on our business, financial condition and results of operations.

There are various risks associated with the facilitation of payments from customers, including risks related to fraud, compliance with existing and evolving rules and regulations, and reliance on third parties, and any failure to comply with laws and regulations related to payments, fraud or failure of a third party to perform could harm our business, results of operations and financial condition.

We rely upon third-party service providers to provide key components of our platform on our behalf, including payments processing and disbursement, compliance, identity verification, sanctions screening and fraud analysis. Our utilization of such payment processing tools may be impacted by factors outside of our control, including disruptions in the payment processing industry generally. If these service providers do not perform adequately, or if our relationships with these service providers were to change or terminate, it could negatively affect our sellers’ ability to receive payments, our buyers’ ability to complete purchases, and our ability to operate our platform, including maintaining certain compliance measures such as fraud prevention and detection tools. This could decrease revenue, increase costs, lead to potential legal liability and negatively impact our brands and business. In addition, if these providers increase the fees they charge us, our operating expenses could increase. Alternatively, if we respond by increasing the fees we charge to our sellers, some sellers may stop using our platform, stop listing their tickets for sale or even close their accounts altogether.

Moreover, if we or any of our third-party payment processors experience a security breach affecting payment card information, we could be subjected to fines, penalties and assessments arising out of state and federal regulatory enforcement, liability to consumers, the major card brands’ rules and regulations, contractual indemnification obligations or other obligations contained in user agreements and similar contracts, and we may lose our ability to accept card payments for our services and for ticket sales.

We have implemented internal controls related to managing customer funds. Any failure or insufficiency of such controls or failure to implement sufficient controls as our business grows or product offerings change could result in reputational harm, lead customers to discontinue or reduce their use of our platform or services, and result in significant penalties and fines from regulators, each of which (as well as any control failures) could materially adversely affect our business, financial condition and results of operations.

Our ability to expand our platform into additional countries is dependent upon the third-party service providers we use to support our services. As we expand the availability of our platform to additional markets or make new payment methods available to our sellers and buyers in the future, we may become subject to additional and evolving regulations and compliance requirements, and may be exposed to heightened fraud risk, which could lead to an increase in our operating expenses. See “—Risks Relating to Information Technology, Cybersecurity and Intellectual Property—Our payments system depends on a number of third-party providers and is subject to risks that may harm our business.”

The laws and regulations related to payments are complex and vary across different jurisdictions in the U.S. and globally. Furthermore, changes in laws, rules and regulations have occurred and may occur in the future, which may impact our business practices. We may be required to expend considerable time and effort to determine if such laws and regulations apply to our business and may be required to spend significant time and effort to comply, and ensure we are in compliance, with those laws and regulations. Any failure or claim of our failure to comply or any failure by our third-party service providers and partners to comply with such laws and regulations or other requirements, including the payment network rules and PCI Data Security Standard, could divert substantial resources, result in liabilities or force us to stop offering our services, which will harm our business and results of operations.

There can be no assurance that we meet, or we will be able to meet, all compliance obligations under applicable law, including obtaining any such licenses in all of the jurisdictions we operate in or offer a service in, and, even if we were able to do so, there could be substantial costs and potential product changes involved in complying with such laws, which could have a material and adverse effect on our business financial condition and results of operations. Any noncompliance by us in relation to existing or new laws and regulations, or any alleged noncompliance, could result in reputational damage, litigation, penalties, fines, increased costs or liabilities, damages or require us to stop offering payment services in certain markets. For example, if we are deemed to be a money transmitter, including a money services business, provider of prepaid access, or any other similar term defined by applicable money transmission or money services business laws, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the U.S. and numerous state and local agencies who may define money transmitter differently. For example, certain states may have a more expansive view of money transmitters. Additionally, outside of the U.S., we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and as we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines and penalties, consequences for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, failure to predict how a U.S. law or regulation or a law or regulation from another jurisdiction in which we operate with respect to money transmission or similar requirements apply or will be applied to us could result in licensure or registration requirements, administrative enforcement actions and/or could materially interfere with our ability to offer certain payment methods or to conduct our business in particular jurisdictions. We cannot predict what actions the U.S. or other governments may take or what restrictions these governments may impose that will affect our ability to process, accept or transmit payments or to conduct our business in particular jurisdictions. Further, we may become subject to changing payment regulations and requirements that could potentially affect the compliance of our current payment processes and increase the operational costs we incur to support payments. The factors identified here could impose substantial additional costs, involve considerable delay to the development or provision of our solutions, require significant and costly operational changes, or prevent us from providing our products or solutions in any given market.

We are also subject to rules governing electronic funds transfers and payment card association rules. Any change in these rules and requirements, including as a result of a change in our designation by major payment card providers, could make it difficult or impossible for us to comply and could require a change in our business operations. In addition, similar to a potential increase in costs from third-party providers described above, any increase to fees charged or interchange assessed under, or increased costs associated with compliance with, payment card association rules or payment card provider rules could lead to increased fees and costs for us or our sellers, which may negatively impact payments on our platform and usage of our platform.

Unfavorable outcomes in legal, regulatory and business disputes and proceedings, as well as unfavorable legislation, may adversely affect our business, financial condition and results of operations.

Our results may be affected by the outcome of pending and future governmental/regulatory investigations and litigation. Unfavorable rulings in our legal proceedings may have an adverse impact on us that may be significant depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. We also continue to have discussions with certain regulatory agencies in the U.S. related to our COVID-19 refund policies and business practices and may agree to future resolutions with such agencies. We have incurred significant legal expenses in connection with the defense of governmental/regulatory investigations and litigation in the past and may be required to incur additional expenses both now and in the future regarding such investigations and litigation. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure, non-monetary penalties and/or potential follow-on civil claims from consumers, all of which could have an adverse effect on our business, financial condition and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

In addition to concerns related to network and data security, the collection, transfer, use, disclosure, security and retention of personal data or sensitive information and other user data are governed by existing and evolving federal, state and international laws, as described above. We have expended significant capital and other resources to keep abreast of the evolving privacy landscape. However, due to the changes in the data privacy regulatory environment, we may incur additional costs and challenges to our business that restrict or limit our ability to collect, transfer, use, disclose, secure or retain personal data or sensitive information. These changes in data privacy laws may require us to modify our current or future services, programs, practices or policies, which may in turn impact the services available to our buyers and sellers.

Additionally, some geographic markets regulate the secondary ticket market, such as by setting maximum resale prices, and any further regulation or unfavorable legislative outcomes imposing additional restrictions on ticket resales may adversely affect our industry and our business, financial condition and results of operations.

We may be subject to taxation related risks in multiple jurisdictions, including changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

We are a multinational company subject to the tax laws in the U.S. and in numerous other foreign jurisdictions in which we do business. Our global provision for income taxes, deferred tax assets or liabilities and tax positions involve a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which we operate. Changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and income tax balances recorded by us. In addition, tax authorities periodically review income tax returns filed by us, have in the past raised, and may in the future raise, issues regarding filing positions, timing and amount of income and deductions and the allocation of income among the jurisdictions in which we operate. We have in the past recognized, and may in the future recognize, additional tax expense and be subject to additional tax liabilities and tax collection obligations, including as a result of changes in tax law, regulations, administrative practices, principles, interpretations related to tax, changes to the global tax framework, competition and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political and other conditions.

The evaluation and assessment of our tax obligations are inherently subjective due to the complexity and uncertainty of these matters and the administrative, regulatory or judicial processes in certain jurisdictions. As of September 30, 2025, we had recorded approximately $51.5 million related to uncertain tax positions, including anticipated interest and penalties. The final outcome of these tax matters could be materially different from these estimated contingencies and we may incur significant legal and other professional fees and advisory costs related to the resolution of these matters.

We may be required to collect additional sales taxes or be subject to other indirect tax liabilities in various jurisdictions, which could adversely affect our results of operations.

The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to our business is complex and an evolving issue. Many of the statutes and regulations that impose these taxes were established before the adoption and growth of the internet and e-commerce. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, such as digital services taxes or online sales taxes, targeting social media marketplaces and online marketplaces. We may be subject to additional tax liabilities and related interest and penalties due to changes in indirect and non-income based taxes, including sales, consumption, value-added or other taxes on online marketplaces, resulting from changes in U.S. federal, state, local or international tax laws, administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles and changes to our business operations, as well as evaluation of new information that results in a change to a tax position taken in prior periods. The interpretation and implementation of these new or revised taxes could have an adverse impact on our business, financial condition and results of operations.

For example, the U.S. Supreme Court held in South Dakota v. Wayfair that a U.S. state may require an online retailer to collect sales tax imposed by the state for online sales, even if the retailer has no physical presence in that state, thus permitting a wider enforcement of such sales tax collection requirements. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes could result in substantial additional tax liabilities, including taxes on past sales, as well as penalties and interest and additional administrative expenses and/or limits on the scope of our business activities if we decide not to conduct business in particular jurisdictions, all of which could adversely affect our business, financial condition or results of operations.

As of September 30, 2025, we had accrued $18.2 million and $122.3 million within accrued expenses and other current liabilities and other non-current liabilities, respectively, related to contingent indirect tax liabilities, including anticipated interest and penalties for exposures related to transactions we facilitated in certain states and foreign jurisdictions subject to sales tax or foreign indirect tax. In addition, we have been audited and may in the future be audited by state and foreign tax authorities with regard to indirect taxes. We establish reserves for indirect tax litigation matters when we determine that the likelihood of a loss is probable, and the loss is reasonably estimable. As of September 30, 2025, we had accrued a liability within other non-current liabilities of $51.2 million related to a sales tax litigation matter for which a loss is probable, which represents our management’s best estimates of our potential liability and includes potential interest and penalties. Our estimated tax liabilities are inherently subjective due to the complexity and uncertainty of these matters and the administrative, regulatory or judicial processes in certain jurisdictions, therefore, the final outcome could be materially different from these estimates. We may also incur significant legal and other professional fees and advisory costs related to the resolution of these matters.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be materially adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and events reported in our condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and assumptions involve those related to accruals for contingent indirect tax exposures, accruals for legal contingencies, estimated future event cancellations, the valuation of deferred income tax assets and uncertain tax positions, revenue recognition and related reserves, valuation of acquired intangible assets and goodwill, impairment of long-lived assets and indefinite-lived intangible assets, including goodwill, collection rates on receivables from sellers, useful lives of intangible assets and property and equipment, the fair value of derivatives and bifurcated derivatives, the fair value of preferred stock, the fair value of common stock, inventory valuation and other assumptions used to measure stock-based compensation. Our results of operations may be materially adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Our ability to use our net operating losses may be limited.

Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. Under legislation enacted in 2017 and 2020, the deductibility of federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017, is limited to 80% of taxable income in taxable years beginning after December 31, 2020. Accordingly, our ability to use our net operating loss carryforwards to offset taxable income may be subject to various limitations, which could adversely affect our results of operations. We established a valuation allowance against certain of our foreign net deferred tax assets of $43.0 million and $43.2 million as of September 30, 2025 and December 31, 2024, respectively.

Risks Relating to Information Technology, Cybersecurity and Intellectual Property

The success of our operations depends, in part, on the integrity of our systems and infrastructure, as well as affiliate and third-party computer systems, computer networks and other communication systems. System interruption or failure, system capacity constraints or the lack of integration and redundancy in these systems and infrastructure may have an adverse impact on our business, financial condition and results of operations.

System interruption or failure, system capacity constraints or the lack of integration and redundancy in the information systems and infrastructure, both of our own ticketing systems and other computer systems and of affiliate and third-party software, computer networks and other communications systems service providers on which we rely, may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Similarly, due to our reliance on a network of technology systems, many of which are outside of our control, changes to interfaces upon which we rely or a reluctance of our counterparties to continue supporting our systems could lead to technology interruptions. Such interruptions could occur by virtue of natural disaster, malicious actions such as hacking or acts of terrorism or war or human error. In addition, the loss of some or all of certain key personnel could require us to expend additional resources to continue to maintain our software and systems and could subject us to system interruptions. The infrastructure that is required to operate our systems requires an ongoing investment of time, money and effort to maintain or refresh hardware and software and to ensure it remains at a level capable of servicing the demand and volume of business that we receive. Failure to do so may result in system instability, degradation in performance or unfixable security vulnerabilities that could adversely impact both the business and the consumers using our services. While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.

We rely on the third-party cloud infrastructure services providers, such as Amazon Web Services (“AWS”) and Microsoft Azure (“Azure”), to deliver our platform to our buyers and sellers, and any disruption of, or interference with, our use of these providers could adversely affect our business, financial condition and results of operations.

We rely on third-party cloud infrastructure services providers, in particular AWS and Azure, to deliver our platform to our buyers and sellers. AWS and Azure are third-party providers of cloud infrastructure services. We outsource substantially all of the infrastructure relating to our cloud-native platform to AWS and Azure. For our marketplace to operate effectively, our buyers and sellers need to be able to access our platform at any time, without substantial interruption or degradation of performance. Our platform depends, in part, on the virtual cloud infrastructures hosted in AWS and Azure. Although we have disaster recovery plans, any incident affecting the AWS infrastructure or Azure infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, power loss, telecommunications failures, cyber-attacks, terrorist or other attacks, and other similar events beyond our control, could adversely affect our cloud-native platform. Additionally, AWS or Azure may experience threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse and general hacking have become more prevalent in our industry, particularly against cloud-native services and vendors of security solutions. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our marketplace users’ data or disrupt our ability to provide our platform or service. A prolonged service disruption affecting our marketplace for any of the foregoing reasons would adversely impact our ability to serve our marketplace and could damage our reputation with current and potential buyers and sellers, expose us to liability, result in substantial costs for remediation, cause us to lose customers, or otherwise harm our business, financial condition or results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that damage the AWS or Azure services we use.

Furthermore, in the event that either of our respective agreements with AWS or Azure are terminated, there is an elimination of either of the AWS or Azure services or features that we utilize, or there is damage to any such facilities, we would experience interruptions in access to our platform as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting our platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition and results of operations.

Cybersecurity risks, data loss or other security incidents could adversely affect our business, financial condition and results of operations, and the processing, storage, use and disclosure of personal data or sensitive information could give rise to liabilities and additional costs as a result of governmental regulation, contract disputes, litigation and conflicting legal requirements relating to personal privacy rights and security of sensitive information.

Due to the nature of our business, we process, store, use, transfer and disclose certain personal data about individuals or other sensitive information, including about our buyers and sellers, employees and employees of third-party service providers and partners with which we do business, as well as sensitive, proprietary, and confidential information such as trade secrets. Penetration of our network, misappropriation or accidental or intentional unauthorized access to or misuse of personal data or sensitive information and data, including credit card information and other personally identifiable information, or other security incidents, could cause interruptions in our operations and subject us to increased costs, litigation, inquiries and actions from governmental authorities, customers, or business partners and financial or other liabilities. In addition, data breaches, security incidents or the inability to protect information could lead to increased incidents of ticketing fraud and counterfeit tickets. Data breaches and security incidents could also significantly damage our reputation with buyers and sellers, including individual sellers, professional sellers and content rights holders, and other third parties and could result in significant costs related to remediation efforts, such as credit or identity theft monitoring. We and certain of our third-party providers have experienced in the past, and expect to continue to experience in the future, cyberattacks and other cybersecurity or data incidents. To date, no such incident has had a material impact on our operations or financial results, however, such incidents may occur in the future, and could result in unauthorized, unlawful or inappropriate access to, inability to access, disclosure of or loss of the personal data, and sensitive, proprietary and confidential information that we handle.

Although we have developed certain systems and processes that are designed to protect information about individuals and other data, and to prevent security breaches or incidents (which could result in data loss or other harm or loss), such measures cannot provide absolute security or certainty, and there is no assurance these systems and processes will be implemented, maintained, or effective. Cybersecurity attacks are expected to increase in frequency and sophistication, and it is possible that advances in computer and hacker capabilities (including from state sponsored actors or against organizations that do business in countries who are perceived as retaliating against other countries at war), new variants of malware (including ransomware), artificial intelligence, the development of new penetration methods and tools (including phishing), inadvertent violations of company policies or procedures or other developments could result in a compromise of information of individuals or a breach of the technology and security processes that are used to protect information of individuals. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems may change frequently and, as a result, may be difficult for our business to detect for long periods of time. In addition, we may be unaware of or unable to anticipate these techniques or implement adequate preventative measures.

We also face risks associated with security breaches and incidents affecting third parties with which we are affiliated or with which we otherwise conduct business. Any failure by such third parties, or any other entity in our collective supply chain, to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such information could have similar adverse consequences for us. In particular, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture and/or may pose a security risk that could unexpectedly compromise information security. Further, supply chain breaches based on vulnerabilities in such third-party hardware, software or applications are becoming more prevalent, and we could become a victim of such attacks. Buyers and sellers are generally concerned with the security and privacy of the internet, and any publicized security problems affecting our businesses and/or third parties may discourage buyers and sellers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

Laws in all states and U.S. territories, as well as many outside the U.S. (such as the GDPR), require businesses to notify affected individuals, governmental entities and/or credit reporting agencies of certain security incidents affecting personal data. For more information, see “Risks Relating to Government Regulation and Litigation—Compliance with ever-evolving federal, state and foreign laws and other requirements relating to the handling of information about individuals necessitates significant expenditure and resources, and any actual or perceived failure by us or our vendors to comply may result in significant liability, negative publicity, regulatory investigations or actions and/or an erosion of trust, which could materially adversely affect our business, results of operations and financial condition.” Such laws are inconsistent, and compliance in the event of a widespread security incident is complex and costly and may be difficult to implement, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim.

In addition, we are subject to an increasing number of further reporting obligations in respect of certain cybersecurity incidents, including in some jurisdictions an obligation to disclose our processes for assessing, identifying and managing material risks from cybersecurity threats. These reporting requirements have been proposed or implemented by a number of regulators in different jurisdictions, may vary in their scope and application, and could contain conflicting requirements. Failure to timely report incidents under these rules could also result in monetary fines, sanctions, or subject us to other forms of liability.

If we fail to adequately protect or enforce our intellectual property rights, our competitive position and our business could be adversely affected.

Our proprietary technologies and information, including our software, informational databases and other components that make our services, are critical to our success, and we seek to protect our technologies and services through a combination of intellectual property rights, including trademarks, domain names, copyrights, trade secrets and patents, as well as through contractual restrictions with employees, customers, suppliers, affiliates and others. Despite our efforts, the steps we take to obtain, maintain, protect and enforce our intellectual property rights may be inadequate, and it may be possible for third parties to copy or otherwise obtain and use our intellectual property without authorization. In addition, third parties may independently and lawfully develop services substantially similar to ours, duplicate our offerings or design around our intellectual property rights. We currently hold several patents and have been granted trademark registrations with the U.S. Patent and Trademark Office and/or various foreign authorities for certain of our brands. While we have been issued patents and registered trademarks in the U.S. and other foreign jurisdictions, and have additional patent and trademark applications pending, there can be no assurance that our issued patents and registered trademarks will not be limited in scope or invalidated or that our patent and trademark applications will result in issued patents and trademark registrations. Even if we continue to seek patent and trademark protection in the future, we may be unable to obtain or maintain patent protection for our technology or trademark registrations for our brands. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks or other intellectual property rights may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings), cancellation proceedings or litigation in the U.S. or in foreign jurisdictions.

As part of the StubHub Acquisition, our use and registration of trademarks and domain names for the StubHub brand are subject to an exclusive license with the purchaser of StubHub’s international business outside of the U.S., Canada, Argentina, Belarus, Brazil, Chile, Colombia, Ecuador, India, Indonesia, Japan, Malaysia, New Zealand, Peru, Philippines, Singapore, South Africa, South Korea, Taiwan, Thailand, Turkey, Ukraine, Uruguay and Venezuela, which materially limits our ability to market ourselves as StubHub in such jurisdictions. Moreover, our ability to use the intellectual property rights in the StubHub platform technology formerly used by StubHub to operate its business is restricted by an exclusive license with the purchaser of StubHub’s international business.

We seek to protect our trade secrets and proprietary know-how and technology methods through confidentiality agreements and other access control measures. While we generally enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we share confidential information, we cannot assure you that these agreements will be effective in controlling access to, or preventing unauthorized distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. In addition, it is possible that these agreements may not have been properly entered into on every occasion with the applicable counterparty, and if one of these agreements were found to be defective under applicable law, it may not have effectively granted ownership of certain technology or other intellectual property to us. Further, these agreements do not prevent our competitors or partners from independently developing offerings that are substantially equivalent or superior to ours. These agreements may be breached, and we may not have adequate remedies for any such breach. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive and time-consuming and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets and know-how. Failure of such strategies to protect our technology or our intellectual property in the future could have an adverse impact on our business, financial condition and results of operations.

We cannot be certain that the measures we implement will prevent infringement, misappropriation or other violations of our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as they do in the U.S. Further, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are constantly developing, uncertain, and may be applied or interpreted in ways that limit our ability to protect and enforce our rights. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may differ or not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. Additionally, failure to comply with applicable procedural, documentary, fee payment, foreign filing license and other similar requirements with the U.S. Patent and Trademark Office and various similar foreign governmental agencies could result in abandonment or lapse of the affected patent, trademark or application. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.

Moreover, a significant portion of our intellectual property has been developed by and/or acquired from third parties. While we have conducted diligence with respect to such acquisitions, we cannot guarantee that our diligence efforts identified and/or remedied all issues related to such intellectual property, including potential ownership errors, potential errors during prosecution of such intellectual property and potential encumbrances that could limit our ability to enforce such intellectual property rights.

Our failure to protect our intellectual property rights in a meaningful manner or challenges to our related contractual rights could result in erosion of our brand names or other intellectual property and could adversely affect our business, financial condition and results of operations. We may be required to spend significant resources to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others and such litigation could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, and, if such defenses, counterclaims and countersuits are successful, we could lose valuable intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform or harm our reputation and brands. In addition, we may be required to license additional technology from third parties to develop and market new platform features, which may not be on commercially reasonable terms, or at all, and would adversely affect our ability to compete. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.

We cannot be certain that the operation of our business does not, or will not, infringe or otherwise violate the intellectual property rights of third parties. We have been subject, are currently subject, and may in the future be subject, to legal proceedings and claims alleging that we infringe or otherwise violate the intellectual property rights of third parties. Our success depends, in part, on our ability to develop and commercialize our platform and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware if our platform is infringing, misappropriating, or otherwise violating third-party intellectual property rights, and third parties may bring claims alleging such infringement, misappropriation or violation. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products and there is also a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued. Companies in the software and technology industries, including some of our current and potential competitors, are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, the law continues to evolve and be applied and interpreted by courts in novel ways that we may not be able to adequately anticipate, and such changes may subject us to additional claims and liabilities. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased, or otherwise obtained. Many potential litigants, including some of our competitors, have the ability to dedicate substantial resources to assert their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve non-practicing entities or other adverse patent owners that have no relevant solution revenue, and therefore, our patent portfolio may provide little or no deterrence as we would not be able to assert our patents against such entities or individuals. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement or invalidity arguments in our defense. In the U.S., issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof.

We have faced legal claims and may face additional legal claims in the future from artists, teams, event organizers and promoters for trademark infringement in connection with the use of trademarks that identify ticketed events. Such trademark claims and related claims under local penal codes may result in restrictions regarding the resale of tickets, may result in orders to pay fines and damages and could adversely affect our ability to refer to events on our platform, which would adversely affect our business, financial condition and results of operations.

With respect to any intellectual property rights claim, we may have to seek a license to continue operations found to be in violation of such rights, which may not be available on favorable or commercially reasonable terms, if at all, and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on commercially reasonable terms, or at all, we may be required to develop, acquire or license alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected platform features), effort and expense and may ultimately not be successful. Any of these events would adversely affect our business, financial condition and results of operations.

Intellectual property claims, whether or not successful, could divert management’s time and attention away from our business and harm our reputation and financial condition. In addition, the outcome of litigation is uncertain, and third parties asserting claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief against us, which could require us to rebrand, redesign or reengineer our marketplace, products or services, and/or effectively block or otherwise impair our ability to effectively distribute, market or sell our services. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on our business, financial condition and results of operations.

Our payments system depends on a number of third-party providers and is subject to risks that may harm our business.

We rely on a number of third-party providers to support our payment system, as our buyers primarily use credit, debit or payment cards to purchase tickets on our marketplace. If our third-party payment providers, any financial institution or bank that holds buyers’ or sellers’ funds or any of their respective vendors do not operate well with our marketplace, fail to perform, including bank failure, or otherwise experience fraud, our payments systems, business, financial condition and results of operations could be adversely affected and impacted funds could be at risk. If these providers do not perform adequately, determine certain types of transactions are prohibitive for any reason or if our relationships with these providers, the banks or the payment card networks on which they rely were to terminate unexpectedly, buyers may find our marketplace more difficult to use and our payments systems, business, financial condition and results of operations could be adversely affected. In addition, such an outcome could harm the ability of sellers to use our marketplace, which could cause them to use our marketplace less and harm our business. Many of our third-party providers are able to terminate their agreements with us for convenience upon minimal notice. While we have access to alternative providers, any such termination could have a substantial adverse impact on the operation of our platform as we seek to migrate to alternative providers.

Our payment processing partners require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules in ways that might prohibit us from providing certain services to some buyers or sellers, be costly to implement or difficult to follow. We are required to reimburse our payment processors for fines or penalties assessed by payment card networks if we, or buyers or sellers using our marketplace, violate these rules, such as our processing of various types of transactions that may be interpreted as a violation of certain payment card network operating rules. Changes to these rules and requirements, or any change in our designation by payment card networks, could require a change in our business operations and could result in limitations on or loss of our ability to accept payment cards, and expulsion from card acceptance programs, any of which could materially and adversely impact our business.

Additionally, while we deploy sophisticated technology to detect fraudulent transaction activity, we may incur losses if we fail to prevent fraudulent transactions or the use of fraudulent credit, debit or payment card information on transactions in the future. Fraud schemes are becoming increasingly sophisticated and common, and our ability to detect and combat fraudulent schemes may be adversely impacted by the adoption of new payment methods and new technology marketplaces or insufficiency or failure of internal controls. If we or our payment processing partners fail to identify fraudulent activity or are unable to effectively combat the use of fraudulent credit, debit or payment cards on our marketplace or if we otherwise experience increased levels of disputed credit, debit or payment card payments, our results of operations and financial positions could be materially adversely affected.

Finally, payment card networks and our payment processing partners could increase the fees they charge us for their services, which would increase our operating costs and reduce our margin. Any such increase in fees could also harm our business, financial condition and results of operations.

We currently rely on a number of third-party service providers to host and deliver a significant portion of our platform and services.

We currently rely on a number of third-party service providers to host and deliver a significant portion of our platform and services. We currently license, and may continue in future to license, software and other technology from third parties that we incorporate into or integrate with certain of our product offerings. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell access to our platform. In addition, such licenses may be non-exclusive, and therefore our competitors could also have access to the same technology licensed to us, and other licenses may be terminated by the counterparty for convenience without significant notice to us. If we are unable to continue to license any of this technology for any reason, our ability to develop and sell access to certain product offerings containing such technology could be harmed. Similarly, if we are unable to license technology from third parties now, or in the future, that we need in order to develop certain functionality on terms reasonably acceptable to us, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner, or at all, and we may be required to use alternative technology of lower quality or performance standards, or take a considerable amount of time to develop ourselves, which could adversely affect our business, financial condition and results of operations.

Our solutions utilize third-party open source software, which could negatively affect our ability to provide our marketplace to sellers and buyers and subject us to possible litigation, which could adversely affect our business.

Our marketplace contains software modules licensed to us by third-party authors under “open source” licenses, and we expect to continue to incorporate such open source software in our platform in the future. We also contribute to the open source developer community and encourage integration and development around our platform through our publicly available APIs. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and compliance with the open source software license terms. We may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with licensing terms. Some open source software licenses require end users who distribute or make available across a network software and services that include open source software to make publicly available all or part of such software (which in some circumstances could include valuable proprietary code). While we employ certain informal practices designed to monitor our compliance with third-party open source software licenses and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the terms of the applicable license, including claims of intellectual property infringement or breach of contract. The terms of various open source licenses have generally not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. If portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, or otherwise be limited in the licensing of our solutions, each of which could reduce or eliminate the value of our solutions. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could adversely affect our business, financial condition, results of operations and prospects.

Risks Relating to Our Financial Condition and Indebtedness

Our indebtedness could materially adversely affect our financial condition. Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could materially adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.

The agreements governing our Credit Facilities include restrictive covenants that, among other things, restrict our ability to:

•incur additional debt;

•make certain investments and acquisitions;

•repurchase our stock and prepay certain indebtedness;

•create liens;

•enter into transactions with affiliates;

•modify the nature of our business;

•transfer and sell material assets;

•merge or consolidate;

•pay dividends and make distributions; and

•make other payments in respect of our capital stock.

Our Credit Facilities include other restrictions. Our failure to comply with the terms and covenants of our indebtedness could lead to a default under the terms of the governing documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” for additional information.

As of September 30, 2025, our total indebtedness, excluding unamortized debt issuance costs and original issue debt discounts of $32.8 million, was $1,685.6 million. We may incur significant additional indebtedness in the future.

Our substantial indebtedness could have adverse consequences, including:

•making it more difficult for us to satisfy our obligations;

•increasing our vulnerability to adverse economic, regulatory and industry conditions;

•limiting our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other purposes;

•requiring us to dedicate a substantial portion of our cash flow from operations to fund interest and principal payments on our debt, thereby reducing funds available for operations and other purposes;

•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•making us more vulnerable to increases in interest rates; and
•placing us at a competitive disadvantage compared to our competitors that have less debt.

We depend on the cash flows of our subsidiaries in order to satisfy our obligations.

We rely on distributions and loans from our subsidiaries to meet our payment requirements under our obligations. If our subsidiaries are unable to pay dividends or otherwise make payments to us, we may not be able to make debt service payments on our obligations. Subject to certain exceptions, each of our subsidiaries guarantees our indebtedness under our Credit Facilities. We conduct substantially all of our operations through our subsidiaries. Our operating cash flows and, consequently, our ability to service our debt are therefore principally dependent upon our subsidiaries’ earnings and their distributions of those earnings to us and may also be dependent upon loans or other payments of funds to us by those subsidiaries. In addition, the ability of our subsidiaries to provide funds to us may be subject to restrictions under our Credit Facilities and may be subject to the terms of such subsidiaries’ future indebtedness, as well as the availability of sufficient surplus funds under applicable law.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Interest rates have fluctuated and may fluctuate in the future. Our exposure to interest rate risk is influenced primarily by changes in interest rates on interest payments related to our Credit Facilities. We had $1,685.6 million outstanding under our term loan Credit Facilities as of September 30, 2025. As interest rates increase, our debt service obligations on our variable rate indebtedness increase even though the amount borrowed remains the same, and our cash flows, including cash available for servicing our indebtedness, correspondingly decrease.

The U.S. has recently experienced historically high levels of inflation. The existence of inflation in the U.S. and global economy has and may continue to result in higher interest rates. Despite our interest rate risk management strategy put in place to mitigate the effects of the current high interest rate environment, these circumstances could have other important consequences to our business, financial condition and results of operations, including, but not limited to:

•increasing vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•limiting flexibility in planning for, or reacting to, changes in our business and the competitive environment; and

•limiting our ability to borrow additional funds and increasing the cost of any such borrowing.

We use interest rate derivatives, in the form of interest rate swaps, to manage our exposure to interest rate fluctuations. These interest rate swaps had the economic effect of offsetting the variable interest obligations associated with $1,685.7 million of our outstanding long-term debt obligations as of September 30, 2025, representing the total amount of our variable interest obligations, so that the interest payable of such obligations effectively became fixed. As a result, we have not experienced meaningful increases in our costs related to our variable interest obligations. See our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report for more information. We cannot assure you that our interest rate risk management strategy will counteract any increase. Although we believe our interest rate risk management strategy will continue to mitigate any potential material impacts on our business, financial condition and results of operations, we have the ability and may find it necessary to increase the fees charged to our platform users in order to increase our cash flows and fulfill our debt obligations if our interest rate derivatives are unable to counteract future interest rate increases, and such increase in fees could negatively impact our sales volume.

In addition, we have transitioned our Credit Facilities and fixed interest rate swap contracts to utilize the Secured Overnight Financing Right (“SOFR”) in place of the London Interbank Offered Rate (“LIBOR”), which ceased publication on June 30, 2023. SOFR is intended to be a broad measure of the cost of borrowing cash overnight that is collateralized by U.S. Treasury securities. However, because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. The change from LIBOR to SOFR could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if LIBOR were available. This may result in an increase in the cost of our borrowings under our existing variable rate indebtedness and any future borrowings and impact our ability to refinance some or all of our existing indebtedness. See “Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Liquidity and Capital Resources—Credit Facilities” and Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” for additional information.

Inflation may adversely affect our business, financial condition and results of operations.

Recently, inflation has increased throughout the U.S. economy. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. Inflation can adversely affect us by affecting our costs as well as corporate spending and discretionary consumer spending as a result of inflation’s impact to unemployment rates, interest rates, wages, fuel prices and tax law changes, among others. While we do not believe that inflation has had a material impact on our financial condition or results of operations to date, we have experienced, and continue to experience, increases in the prices of labor and other costs of doing business. To the extent we take measures to mitigate the impact of inflation, these measures may not be effective and our business, financial condition and results of operations could be adversely affected.

We may not be able to generate sufficient cash flows or raise the additional capital necessary to fund our operations.

As of September 30, 2025, we had cash and cash equivalents of $1,392.5 million available to us to fund our operating, investing and financing activities, refunds payable to buyers of $96.3 million and payments due to sellers of $769.6 million. Our revenue was $1,296.0 million and $1,237.2 million and the net cash provided by operating activities was $181.4 million and $410.9 million for the nine months ended September 30, 2025 and 2024, respectively. To date, we have financed our operations principally through cash from operations and equity and debt financing.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing efforts, our ability to attract and retain buyers and sellers and their willingness and ability to pay for our offerings, and any investments or acquisitions we may choose to pursue in the future. We cannot assure you that our business will generate sufficient cash flow to fund our operations or other liquidity needs. We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. Our ability to obtain financing will depend on a number of factors, including:

•general economic and capital market conditions;
•public perception regarding safety of large-scale events;
•the availability of credit from banks or other lenders;
•investor confidence in us; and
•our results of operations.
If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock.

If we need additional capital and cannot raise it on acceptable terms, if at all, we may not be able to, among other things:

•develop and enhance our marketplace;
•continue to invest in our technology development and marketing organizations;
•hire, train and retain employees;
•respond to competitive pressures or unanticipated working capital requirements; or
•pursue acquisition opportunities.

Our inability to do any of the foregoing could reduce our ability to compete successfully and could have an adverse effect on our business.

Risks Relating to Ownership of Our Class A Common Stock

The trading price of our Class A common stock has been and may continue to be volatile, and could decline significantly and rapidly.

The trading price of our Class A common stock is subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our results of operations;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us or changes in financial estimates by any securities analysts who follow our company;

•variance in our financial performance from estimates of securities analysts or the expectations of investors;
•trading volume of our Class A common stock;
•overall performance of the equity markets and the economy as a whole;
•changes in the pricing of our offerings;
•actual or anticipated changes in our growth rate relative to that of our competitors;
•changes in the anticipated future size or growth rate of our addressable markets;
•announcements of new products, or of acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments, by us or by our competitors;

•repurchases or expectations with respect to repurchases of our Class A common stock by us;
•additions or departures of board members, management or key personnel;
•rumors and market speculation involving us or other companies in our industry;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to privacy, data security, data protection and cybersecurity in the U.S. or globally;
•lawsuits threatened or filed against us;
•other events or factors, including those resulting from political unrest, war, incidents of terrorism or responses to these events;

•health epidemics, such as the COVID-19 pandemic, influenza and other highly infectious diseases;
•expiration of lock-up agreements and market stand-off provisions; and
•sales or expectations with respect to sales of shares of our Class A common stock by us or our security holders.
In addition, stocks of newly public companies and particularly companies in the technology industry have experienced significant price and volume fluctuations. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies.

Furthermore, in the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we were involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted.

An active, liquid, and orderly market for our Class A common stock may not be sustained. You may be unable to sell your Class A common stock at or above the price you bought them for.

We cannot guarantee that an active, liquid and orderly trading market for our Class A common stock will be sustained. The lack of an active market may reduce the fair value of your shares and impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Additional stock issuances could result in significant dilution to our stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. For example, we have and expect to continue to grant equity awards to employees, directors and consultants under our equity incentive plans. Any issuances of common stock resulting from the exercise of outstanding stock options or the settlement of outstanding RSUs would be dilutive to holders of our common stock. We may also raise capital through equity financings in the future. In addition, as part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. The amount of dilution as a result of any of these issuances could be substantial and cause the trading price of our Class A common stock to decline.

Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market following the completion of the IPO, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold based upon the range of recent stock prices, and therefore, may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.

In connection with the IPO, we, all of our directors and executive officers, and holders of substantially all of our Class A common stock and securities exercisable for or convertible into our Class A common stock, have entered into lock-up agreements with the underwriters and/or agreements with market stand-off provisions that restrict our and their ability to sell or transfer shares of our capital stock, and securities convertible into or exercisable or exchangeable for shares of our capital stock, until the earlier of (i) the third trading day immediately following our public release of earnings for the quarter ended March 31, 2026 and (ii) the 181st day after the date of our Prospectus, which we refer to as the lock-up period, subject to certain customary exceptions and certain provisions that provide for the early release of certain shares. Up to 5% of the aggregate number of shares of our common stock (including any vested shares of our common stock underlying any RSUs, options, warrants or other rights to purchase shares of our common stock) held by stockholders as of the date of our Prospectus and vested through the first day of the month in which the Early Release Date (as defined below) would occur may be released from the lock-up restrictions immediately prior to the opening of trading on the third trading day (“Early Release Date”) following the date on which the following conditions are met: (i) at least 90 days have elapsed since the date of the Prospectus, (ii) we have publicly released our earnings for the quarter ended September 30, 2025 (“First Earnings Release Date”) and (iii) the closing price of our Class A common stock on the NYSE for at least five trading days in any ten consecutive trading day period, with at least one of such five trading days occurring after the First Earnings Release Date, is at least 30% greater than the initial public offering price per share set forth on the cover page of the Prospectus; provided that, if the Early Release Date will occur during or within seven trading days prior to a Company blackout period, the Early Release Date will be the seventh trading day immediately prior to the commencement of the blackout period. Other than those shares of Class A common stock sold in the IPO, which are freely tradable, all other shares of Class A common stock, will become eligible for sale upon expiration of the lock-up period, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

In addition, up to 15% of the number of shares of our Class A common stock outstanding as of September 30, 2025 may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and up to 17% of the number of shares of our Class A common stock outstanding as of September 30, 2025 are available for future issuance under our 2015 Plan, 2012 Plan, A&R 2022 Plan and our ESPP, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, the lock-up agreements and market stand-off provisions, and Rule 144 and Rule 701 under the Securities Act. We registered all of the shares of Class A common stock issuable upon exercise of outstanding options or other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to the lock-up agreements and market stand-off provisions described above and compliance with applicable securities laws. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

In addition to any RSUs net settling as part of the RSU net settlement, we have net settled and anticipate that we will continue to net settle any other RSUs outstanding as of the date of the IPO that are held by our executive officers and directors. For RSUs outstanding as of the date of the IPO that are held by individuals other than our executive officers or directors and will vest in connection with the IPO or vested prior to the expiration of the lock-up period, we will have the discretion to net settle or to sell-to-cover the shares underlying these RSUs in order to satisfy the related tax withholding and remittance obligations. The lock-up agreements permit sell-to-cover transactions to cover tax withholding and remittance obligations in connection with the vesting and/or settlement of these RSUs during the lock-up period beginning 90 days after September 16, 2025. If we decide to sell-to-cover rather than net settle shares underlying these RSUs, up to approximately 4.5 million shares of our Class A common stock underlying RSUs outstanding as of September 16, 2025 under the 2012 Plan and 2022 Plan will be eligible for sale in the open market during the lock-up period in connection with such sell-to-cover transactions. As of September 30, we have issued 2.9 million shares of our Class A common stock pursuant to net settlement of 6.4 million RSUs held by our executive officers and directors.

Further, holders of approximately 74% of the number of shares our Class A common stock outstanding as of September 30, 2025 will have rights, subject to some conditions and the lock-up agreements and market stand-off provisions described above, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remedy these material weaknesses, experience additional material weaknesses in the future or otherwise fail to continue to design, implement and maintain effective internal control over financial reporting, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, negatively impact the value of our Class A common stock.

As a result of becoming a public company, we are required, under the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the year ended December 31, 2026. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Commission thereunder (the “Exchange Act”), including performing the evaluation needed to comply with Section 404, we will need to implement additional internal control over financial reporting, including but not limited to controls over relevant information systems, and hire additional accounting and finance staff. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have spent and expect to continue to spend significant time and resources designing, evaluating and testing the accounting procedures and internal controls of the company. Prior to the IPO, we were never required to test our internal control over financial reporting within a specified period. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

As of December 31, 2024, the following material weaknesses existed:

•we did not design or maintain an effective control environment commensurate with our financial reporting requirements; specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting and reporting requirements; and

•we did not effectively design and maintain effective controls in response to the risks of material misstatement; specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.

These material weaknesses contributed to the following additional material weaknesses:

•we did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation and review of journal entries and account reconciliations; and

•we did not design and maintain controls over the accounting for revenue and associated reserves, income taxes, indirect taxes and the preparation of the financial statements including the statement of cash flows and related disclosures.

The material weaknesses described above resulted in the restatement of our consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and audit adjustments to revenue and associated reserves, indirect tax contingencies, income taxes, interest expense, goodwill, and classification of financial statement accounts in our consolidated financial statements as of and for the years ended December 31, 2024, 2023 and 2022. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In addition to the above, we did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain: (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in any misstatements to the consolidated financial statements; however, the deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, we have determined these deficiencies in the aggregate constitute a material weakness.

We are in the process of implementing a plan to remediate the material weaknesses described above. Our remediation plan includes the hiring of additional accounting and financial reporting personnel and implementing additional policies, procedures and controls, all of which have and will continue to cause us to incur additional costs. We have performed a risk assessment and begun identifying control activities to be implemented in response to the identified risks, which will include improving our IT general controls, segregation of duties controls, period-end financial reporting controls, journal entry controls and additional procedures and controls within the areas of revenue and associated reserves, income taxes, indirect taxes and the preparation for the financial statements including the statement of cash flows and related disclosures. In addition, we have engaged a third-party provider to help us assess and improve our internal control over financial reporting in preparation for compliance with Section 404. When we are satisfied the internal control over financial reporting associated with the material weaknesses has been effectively designed and has operated within our company for a sufficient period of time, we will determine if we have remediated our material weaknesses. We have not been required to provide a management assessment of internal control over financial reporting under the rules and regulations of the SEC regarding compliance with Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”). It is possible that if we had a Section 404(a) assessment, additional material weaknesses may have been identified. Additionally, our registered independent public accounting firm has not been engaged to perform an audit of our internal control over financial reporting.

In the future, it is possible that additional material weaknesses may be identified that we may be unable to remedy before the requisite deadline for those reports. Our ability to comply with the annual internal control over financial reporting requirements will depend on the effectiveness of our financial reporting and relevant information systems and controls across our company. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our results of operations and cause us to fail to meet our financial reporting obligations or result in material misstatements in our consolidated financial statements, which could adversely affect our business and reduce our stock price.

If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Beginning with our annual report on Form 10-K for the year ended December 31, 2026, our independent registered public accounting firm will be required to express an opinion on the effectiveness of our internal control over financial reporting, unless we are then eligible for any other exemption from such requirement. If we are unable to confirm that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline.

We are controlled by our Founder and Chief Executive Officer, Eric H. Baker, whose interests in our business may be different than yours.

As all outstanding shares of our Class B common stock are held by Mr. Baker and as a result of the dual class voting structure, Mr. Baker and his permitted transferees will be in a position to control the outcome of matters submitted to stockholders for the foreseeable future and for as long as they hold the requisite number of shares of Class B common stock representing a majority of the voting securities of the Company.

We cannot predict the impact our governance structure, our capital structure and the concentrated control by Mr. Baker may have on our stock price or our business.

We cannot predict whether our governance structure or multiple share class capital structure, combined with the concentrated control by Mr. Baker, our Founder and Chief Executive Officer, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock or will result in adverse publicity or other adverse consequences. In addition, some indices may exclude companies with multiple share classes from their membership under certain circumstances. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of NYSE rules, and, as a result, our stockholders do not have the protections afforded by these corporate governance requirements.

Mr. Baker, our Founder and Chief Executive Officer, controls more than 50% of our combined voting power. As a result, we are considered a “controlled company” for the purposes of NYSE rules and corporate governance standards, and therefore we are permitted to, and we intend to, elect not to comply with certain corporate governance requirements of the NYSE, including those that would otherwise require our board of directors to have a majority of independent directors and require that we establish a compensation committee and a nominating and corporate governance committee, each comprised entirely of independent directors. We currently do not plan to establish a nominating and corporate governance committee composed entirely of independent directors as permitted by these exemptions. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the rules and corporate governance standards of the NYSE, and the ability of our independent directors to influence our business policies and affairs may be reduced. We expect to remain a controlled company until Mr. Baker no longer controls more than 50% of our combined voting power.

Anti-takeover provisions in our governing documents could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•provide our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;

•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors that may be senior to our Class A common stock;

•provide the ability of stockholders to act by written consent only as long as holders of our Class B common stock hold at least a majority of the voting power of our capital stock;

•specify that from and after the date that holders of our Class B common stock hold less than a majority of the voting power of our capital stock, (i) our stockholders may not act by written consent in lieu of a meeting and (ii) special meetings of our stockholders can be called only by our board of directors;

•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•from and after the date that holders of our Class B common stock hold less than a majority of the voting power of our capital stock, establish a classified board of directors with three-year staggered terms, who can only be removed for cause by affirmative vote of the holders of at least 66 2/3% of the voting power of all of the then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class;

•for as long as Mr. Baker is serving as Chairman of our board of directors, require his presence to establish a quorum for the transaction of business and his affirmative vote to effect any action of the board or fill any vacancy on the board;

•provide the ability of our board of directors to amend our amended and restated bylaws without obtaining stockholder approval;

•specify that, from and after the date that holders of our Class B common stock hold less than a majority of the voting power of our capital stock, stockholders may only amend our amended and restated bylaws by affirmative vote of the holders of at least 66 2/3% of the voting power of all of the then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class;

•from and after the date that holders of our Class B common stock hold less than a majority of the voting power of our capital stock, certain provisions of our amended and restated certificate of incorporation may only be amended by affirmative vote of the holders of at least 66 2/3% of the voting power of all of the then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class; and

•prohibit cumulative voting in the election of directors.

These provisions may disrupt or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our Class A common stock to decline.

Our governance agreement with certain of our principal stockholders grant such stockholders certain rights with respect to the control and management of our business, which may prevent us from taking actions that may be beneficial to us and our other stockholders.

We are party to a side letter regarding governance with Madrone Partners, L.P. (“Madrone”) and Bessemer Venture Partners (“Bessemer”), each a holder of more than 5% of our capital stock, and Eric Baker, our Founder and Chief Executive Officer (the “Governance Side Letter”). Under the Governance Side Letter, among other things, we and Eric Baker, as our controlling stockholder, are required to obtain each of Madrone and Bessemer’s prior approval to: (1) amend or modify certain conversion rights upon sale and transfer associated with our Class B common stock in our amended and restated certificate of incorporation and (2) appoint the successor to Mr. Baker in the event of his resignation as our Chief Executive Officer or his death or incapacity, and any of his successors thereto. Accordingly, for so long as the Governance Side Letter remains in effect, Madrone and Bessemer will have significant influence with respect to the future of our management and capital structure. These provisions could limit our ability to take certain actions that may be in our best interest and the best interest of our other stockholders, including the identification and appointment of a successor Chief Executive Officer, which ultimately could affect the market price of our Class A common stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the General Corporation Law of the State of Delaware (the “DGCL”), our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

•The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the U.S. as the exclusive forums for substantially all disputes between us and our stockholders, which restricts our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or the Court of Chancery, is the exclusive forum for the following types of actions, suits or proceedings: any derivative action, suit or proceeding brought on our behalf, any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by a current or former director, officer or other employee or stockholder of the Corporation, any action, suit or proceeding asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws (as either may be amended or restated) or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of Chancery, and any action, suit or proceeding asserting a claim against us that is governed by the internal affairs doctrine. If the Court of Chancery does not have subject matter jurisdiction thereof, such actions, suits or proceedings shall be brought in the federal district court of the District of Delaware or other state courts of the State of Delaware. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the U.S. are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or any other claim for which the federal courts of the U.S. have exclusive jurisdiction. We cannot be certain that a court would enforce such a provision. While the Delaware Supreme Court has recently upheld provisions of the certificates of incorporation of other Delaware corporations that are similar to these forum provisions and courts in California and New York have also upheld similar exclusive forum provisions, there is currently a circuit split as to whether exclusive forum provisions requiring derivative litigation to be filed in the Delaware Court of Chancery could foreclose a derivative suit alleging a violation of the Exchange Act. Neither the Delaware nor the Securities Act forum provisions are intended by us to limit the forums available to our stockholders for actions or proceedings asserting claims arising under the Exchange Act, which are already limited to the federal courts of the U.S. pursuant to the Exchange Act.

Notwithstanding the foregoing provisions, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may (i) increase the costs for an investor and/or (ii) limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

General Risk Factors

Our business may be materially and adversely affected by the occurrence of extraordinary events, such as terrorist attacks, geopolitical and military conflicts, disease epidemics or pandemics, severe weather events and natural disasters.

The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, geopolitical and military conflicts, public health concerns such as contagious disease epidemics or pandemics, natural disasters, including fires and earthquakes or similar severe weather events, may deter artists from touring, teams from holding games and/or substantially decrease the use of and demand for our services, which may decrease our revenue or expose us to substantial liability. Terrorism and security incidents in the past, military actions in foreign locations, periodic elevated terrorism alerts and fears from publicized contagious disease epidemics and pandemics have raised numerous challenging operating factors, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, causing a nationwide disruption of commercial and leisure activities. In the event of actual or threatened terrorism events, some artists may refuse to travel or book tours, which could adversely affect our business. Attendance at events may decline due to fears over terrorism, which could adversely impact our results of operations. The occurrence of these events may deter buyers from attending and purchasing tickets to sports, concerts, theater and other live events, which could adversely impact our business and financial performance.

Moreover, performers, venues, teams or promoters may decide to cancel sports, concerts, theater and other live events due to social distancing requirements, such as those imposed in response to the COVID-19 pandemic, or due to severe weather events, natural disasters or military conflicts. Cancellations of events can adversely affect our financial performance, as a result of lower GMS processed on our platform and fee and ticket refunds or credits that we provide to buyers in connection with canceled events.

Attention to sustainability and corporate responsibility matters may impose additional risks and costs on our business.

Attention has been given to sustainability and corporate responsibility matters by our stakeholders, including by investors, buyers, sellers, employees, regulators, politicians and the general public in the U.S. and abroad. Expectations regarding voluntary and potential mandatory sustainability and corporate responsibility initiatives and disclosures may result in increased costs, changes in demand for certain products, enhanced compliance or disclosure obligations, or otherwise adverse impacts to our business, financial condition or results of operations. There have been heightened attention with respect to companies’ practices, disclosures and performance in relation to sustainability, corporate responsibility, climate change, human rights, human capital management, data privacy and security and supply chains, among other topics. Any requirements to monitor, report and comply with sustainability and corporate responsibility commitments and reporting obligations will result in additional costs and will require additional resources that may adversely affect our business, financial condition and results of operations.

Because we do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our Class A common stock to provide dividend income. While we declared and paid a cash dividend on our common stock in 2018, we do not intend to declare or pay a cash dividend on our Class A common stock. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any existing or future debt agreements may preclude us from paying dividends. For example, our Credit Facilities restrict us from making certain dividend payments. As a result, capital appreciation, if any, of our Class A common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our Class A common stock.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Class A common stock could decline.

The market price and trading volume of our Class A common stock are heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.
If our operating and financial performance in any given period does not meet any guidance that we provide to the public, the market price of our Class A common stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

As a public company, we are subject to additional requirements and regulations with respect to our disclosure obligations, accounting procedures and internal controls, which make it more difficult and costly for us to operate our business.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NYSE. These rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. The impact of these requirements also makes it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. In addition, stockholder activism and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional significant compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, other regulatory action and potentially civil litigation.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, SEC and NYSE rules, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None of the transactions described below under "Stock and Restricted Stock Unit Issuances" or "Equity Plan-Related Issuances" were issued in a registered offering under the Securities Act, and these transactions did not involve any underwriters, underwriting discounts or commissions. The offers, sales and issuances of the securities described in such sections were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering or under Rule 701 promulgated under the Securities Act as transactions under compensatory benefits plans and contracts relating to compensation. The recipients of the securities in each of these transactions in such sections represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Stock and Restricted Stock Unit Issuances

During the three months ended September 30, 2025, we issued:
•an aggregate of 337,444 shares of our Class A common stock to certain non-employee service providers upon the closing of our IPO. We did not receive any proceeds from the issuances of these shares and these shares were not registered in our IPO;
•an aggregate of 224,418 shares of our Series O Redeemable Preferred Stock at a purchase price of $1,000.00 per share to certain accredited investors for an aggregate purchase price of $224.4 million; and
•restricted stock units representing an aggregate of 124,630 shares of our Class A common stock to our consultants and other service providers. This issuance occurred before September 16, 2025 the date immediately prior to the date our Class A common stock commenced trading on NYSE).
In addition, upon the closing of our IPO, (i) 20,000 shares of our Series I Redeemable Preferred Stock automatically converted into 1,386,615 shares of our Class A Common Stock pursuant to the conversion terms equal to the quotient of the outstanding liquidation preference, including all accrued and unpaid dividends, and the IPO price multiplied by a factor of 0.9 and (ii) 32,892 shares of our Series J Redeemable Preferred Stock outstanding automatically converted into 2,044,729 shares of our Class A Common Stock, pursuant to the conversion terms equal to the quotient of the outstanding liquidation preference, including all accrued and unpaid dividends and the IPO price.
Equity Plan-Related Issuances

From July 1, 2025 through September 16, 2025, we granted to our directors, officers, employees, consultants and other service providers RSUs, representing an aggregate of 1,926,203 shares of our Class A common stock under our 2022 Amended and Restated Omnibus Incentive Plan.

From July 1, 2025 through September 16, 2025, we issued 2,892,991 shares of our Class A common stock pursuant to net settlement of 6,365,652 RSUs held by our executive officers and directors.

From July 1, 2025 through September 16, 2025, we issued and sold to our employees, consultants and other service providers an aggregate of 10,000 shares of our Class A common stock upon the exercise of stock options issued under our 2015 Stock Option Plan at an exercise price of $0.55 per share for an aggregate purchase price of less than $0.1 million.

Use of Proceeds

On September 18, 2025, we completed our IPO in which we issued and sold 34,042,553 shares of Class A common stock at a public offering price of $23.50 per share. We received net proceeds of approximately $758.0 million after deducting underwriting discounts and commissions of $42.0 million, but before deducting other offering expenses of approximately $20.3 million payable by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

All shares sold were registered pursuant to a registration statement on Form S-1 (File No 333-286000), as amended (the "Registration Statement"), declared effective by the SEC on September 16, 2025. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC acted as representatives of the underwriters for the IPO.

On September 29, 2025, we made an early principal repayment of the 2024 USD Term Loan of $750.0 million using the net proceeds from the IPO. During the three months ended September 30, 2025, we paid $81.6 million in connection with the net settlement of the certain vested RSUs using a portion of the net proceeds from the IPO.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report are incorporated herein by reference or are filed or furnished with this Quarterly Report, in each case as indicated herein.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of StubHub Holdings, Inc.	8-K	001-42846	3.1	September 18, 2025
3.2	Amended and Restated Bylaws of StubHub Holdings, Inc.	8-K	001-42846	3.2	September 18, 2025
4.1	Specimen Stock Certificate of the Registrant evidencing the shares of Class A common stock	S-1	333-286000	4.2	March 21, 2025
4.2	Eighth Amended and Restated Investors' Rights Agreement, dated as of December 20, 2019, by and among the Registrant and certain of its stockholders	S-1	333-286000	4.3	March 21, 2025
4.3	Stockholders' Rights Agreement	S-1/A	333-286000	4.4	September 8, 2025
10.1†	Amended and Restated 2022 Omnibus Incentive Plan	S-1/A	333-286000	10.13	September 8, 2025
10.2†	Form of Stock Option Grant Notice and Agreement under Amended and Restated 2022 Omnibus Incentive Plan	S-1/A	333-286000	10.14	September 8, 2025
10.3†	Form of Restricted Stock Unit Grant Notice and Agreement under Amended and Restated 2022 Omnibus Incentive Plan	S-8	333-290313	99.7	September 17, 2025

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.4†	2025 Employee Stock Purchase Plan	S-1/A	333-286000	10.16	September 8, 2025
10.5	Form of Indemnification Agreement for Directors and Officers	S-1	333-286000	10.17	March 21, 2025
10.6	Amendment No. 1 to Employment Agreement between the Registrant and Connie James, dated August 12, 2025	S-1/A	333-286000	10.23	August 26, 2025
10.7	Employment Agreement between the Registrant and Mark Streams, dated August 27, 2025	S-1/A	333-286000	10.24	September 8, 2025
10.8	Non-Employee Director Compensation Policy	S-1	333-286000	10.30	March 21, 2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					x
101.SCH	Inline XBRL Taxonomy Extension Schema Document					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					x
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101					x
† Indicates a management contract or compensatory plan.
* The certifications furnished as Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STUBHUB HOLDINGS, INC.

Date: November 13, 2025	By:	/s/ Eric H. Baker
Eric H. Baker
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Connie James
Connie James
Chief Financial Officer
(Principal Financial Officer)