Form 10-K
period 2025-12-31
StubHub Holdings, Inc.
filed 2026-03-05
CIK 1337634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____ to _____

Commission file number 001-42846
———————
STUBHUB HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
———————

Delaware	20-2082924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
175 Greenwich Street, 59th Floor
New York, New York 10007
(Address and zip code of principal executive offices)
(888) 977-5364
(Registrant's telephone number, including area code)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	STUB	New York Stock Exchange
———————
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No  ☒

The registrant was not a public company as of June 30, 2025, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of February 27, 2026, the registrant had outstanding 331,974,119 shares of Class A common stock and 24,750,000 shares of Class B common stock, each with a par value of $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

STUBHUB HOLDINGS, INC.
Form 10-K

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements about StubHub Holdings, Inc. (the "Company," "we," "our" or "us") and our industry that involve substantial risks and uncertainties. These forward-looking statements reflect our current views with respect to, among other things, future events and our future business, financial condition and results of operations. These statements are often, but not always, made through the use of words or phrases such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will” and “would” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The following important factors, in addition to those discussed under the heading "Risk Factors" in Part II, Item 1A of this Annual Report and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•the demand for tickets on our platform or for live events in general;
•our ability to maintain relationships with buyers and sellers, including individual sellers, professional sellers and content rights holders;
•changes in or any limitation or discontinuation of support by internet search engines and related technologies that impact how consumers find information online;
•our ability to compete in the ticketing industry against current or future competitors;
•our ability to continue to improve our platform and maintain and enhance our brands;
•our ability to expand into adjacent market opportunities across live entertainment and into additional live event and experience categories;
•our ability to expand the adoption of our platform for direct issuance and disrupt the legacy primary ticketing model;
•the effects of seasonal trends on our results of operations;
•our ability to attract and retain a qualified management team and other team members while controlling our labor costs;
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates and rising inflation rates;
•our ability to comply with existing laws, rules and regulations as well as the implementation of new or changing laws, rules and regulations and other legal uncertainties;
•the impact of extraordinary events or adverse economic conditions on discretionary consumer and corporate spending or on the supply and demand of live events;
•our ability to successfully defend against litigation;
•our ability to maintain the integrity of our information systems and infrastructure, and to mitigate possible cybersecurity risks;
•our ability to generate sufficient cash flows or raise additional capital necessary to fund our operations or service our debt, contractual commitments or obligations;
•our ability to remediate material weaknesses in our internal control over financial reporting; and
•the increased expenses associated with being a public company.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this Annual Report and in other filings we make with the Securities and Exchange Commission from time to time. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. And while we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

PART I
Item 1. Business
Overview
We believe we operate the largest global secondary ticketing marketplace for live events. We connect fans around the world with sellers who use our marketplace to reach passionate fans and price tickets efficiently. Our mission is to be the global destination for consumers to access live events and experiences. We envision a future where all live event tickets are widely available to be conveniently purchased and every seat at every venue is filled.
We operate our global ticketing marketplace through two brands: StubHub and viagogo.
In building our marketplace, we created and scaled core capabilities required to succeed in secondary ticketing:
•    Technology: End-to-end functionality capable of handling all types of events.
•    Distribution: Global distribution built to operate anywhere there is demand for live events.
•    Data: Data intelligence to optimize outcomes for both buyers and sellers.
•    Brand: Trusted brands that attract millions of participants without controlling the box office or venue access.
By bringing together buyers and sellers at scale, we unlocked a powerful flywheel effect and created an efficient monetization engine for sellers with a broad selection of tickets for fans. Our global scale and the core capabilities of our marketplace have enabled us to establish a leadership position and build durable competitive moats in secondary ticketing, and our focus is set on an even bigger opportunity.
There is a critical need for a global marketplace that ensures liquidity, transparency and trust for all ticketing transactions, whether they involve secondary sales or original issuance. We believe that by bringing our end-to-end technology, global distribution, data intelligence and trusted brands to even more categories of live events and experiences, we will capture a larger market opportunity and play an even more vital role in the ecosystem in the future. Across verticals, we have observed how content owners gravitate towards online marketplaces with similar capabilities and we believe this trend will eventually shape the distribution and consumption of live events, further propelling our market opportunity.
We are in the early innings of targeting the original issuance ticketing market and bringing content rights holders to our platform. Our vision for direct issuance is that content rights holders will list tickets directly on our marketplace as any other seller would at scale.
Competition
We operate in a highly competitive environment. As we seek to continue growing our marketplace globally, we face competition in attracting buyers and sellers.
We compete to attract and retain buyers to and on our marketplace, as buyers have a range of options to search and discover tickets for live events and experiences. We compete for buyers based on many factors, including differentiated inventory, our brands, ease of use of our marketplace and the trust and safety of our offerings. We compete to attract and retain sellers on our platform to list their tickets, as sellers have a range of options for doing so. We compete for sellers based on many factors including the scale of our buyers, ease of use of our marketplace, our brands and seller trust and security.
We believe we compete favorably based on multiple factors, including the global scale and geographic reach of our marketplace, the strength and loyalty of our buyers and sellers, our brands, organic traffic, differentiated breadth and depth of our inventory, our product functionality, including payments, security protections, and the extensibility of our platform.

Seasonality in Our Business
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
Intellectual Property
Our business relies substantially on the creation, use and protection of intellectual property related to our platform and services. We place great value on the protection of our intellectual property. We protect our intellectual property through a combination of intellectual property rights, including numerous trademarks, service marks domain names, copyrights, trade secrets and patents, as well as through contractual protections with employees, contractors, customers, suppliers and others.
We have registered domain names, trademarks and service marks in the U.S. and numerous foreign countries, and we have filed U.S. and foreign patent applications and have obtained U.S. and foreign patents. Our principal trademarks include viagogo, StubHub and FanProtect. While the duration of trademark registrations varies from country to country, trademarks are generally valid and may be renewed indefinitely so long as they are in use and their registrations are properly maintained.
Protecting our intellectual property can be costly and time consuming given the expanse of jurisdictions in which we operate, and third-party infringement claims may arise from time to time. For more information, see “Risk Factors—Risks Relating to Information Technology, Cybersecurity and Intellectual Property—If we fail to adequately protect or enforce our intellectual property rights, our competitive position and our business could be adversely affected.”
As part of the U.K. CMA final undertakings, we exclusively licensed for ten years from the Divestiture Closing Date (as defined below) the trademarks and domain names associated with the StubHub brand outside of the U.S. and Canada to the acquirer of the StubHub international business. We also exclusively licensed on a worldwide basis certain intellectual property rights subsisting in the StubHub platform technology formerly used by StubHub to operate its business and agreed not to list any StubHub-branded mobile app on the Apple and Google app stores outside the same aforementioned territories for the same ten-year period. On May 2, 2025, we entered into an amendment to revise this license such that the trademarks, domain names and other intellectual property rights are now exclusively licensed to the acquirer only outside of the U.S., Canada, Argentina, Belarus, Brazil, Chile, Colombia, Ecuador, India, Indonesia, Japan, Malaysia, New Zealand, Peru, Philippines, Singapore, South Africa, South Korea, Taiwan, Thailand, Turkey, Ukraine, Uruguay and Venezuela and updated our agreement not to list any StubHub-branded mobile app on the Apple and Google app stores outside of those territories. The U.K. CMA approved this amendment on June 5, 2025.
Government Regulation
Government regulation impacts key aspects of our business. These laws and regulations govern matters such as privacy, data protection, intellectual property, competition, consumer protection, ticketing, payments, anti-corruption, anti-money laundering compliance, transmitting money, billing and e-commerce, labor and employment and taxation, among other matters. For example, we are required to comply with federal, state and international laws, regulations and other standards designed to protect personal data, including the California Consumer Protection Act ("CCPA"), the GDPR (as defined below), the Payment Card Industry (“PCI”) and Data Security Standard ("DSS"), which govern privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data, an area that is increasingly subject to legislation and regulations in numerous jurisdictions.

We are required to comply with laws, regulations and rules of various jurisdictions with respect to commerce, including the Federal Trade Commission Act of 1914. We are subject to consumer protection laws applicable to all consumer services and all digital platforms. Moreover, we are subject to laws, regulations and rules of various jurisdictions with respect to original issuance and secondary ticketing services, including the Better Online Ticket Sales Act of 2016. Certain jurisdictions have laws that require registration or license for the secondary ticketing business and/or provide limitations on the ability of ticket sellers to resell tickets. From time to time, federal, state, local and international authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Some jurisdictions prohibit the resale of event tickets (anti-scalping laws) at prices above the face value of the tickets or at all, highly regulate the resale of tickets and/or regulate how a price for live-event tickets are offered, displayed or advertised, including for example, the Federal Trade Commission’s rule on all-in pricing which was implemented in the United States in May 2025. New laws and regulations or changes to existing laws and regulations imposing these or other restrictions could limit or inhibit our ability to operate, or our users’ ability to continue to use, our platform. We regularly work with outside counsel to support our compliance with such laws and regulations and adjust our secondary ticketing policies accordingly.
In addition, ticketing laws and regulations vary among jurisdictions, and it is unclear how such laws will be applied to our business as a result of the COVID-19 pandemic. As a result of the COVID-19 pandemic, we experienced a high volume of event reschedules, postponements and cancellations and made certain changes to our refund practices. Such changes to our refund practices drew the attention of, and inquiries from, various U.S. state attorneys general and other federal regulators, and resulted in publicly filed settlements with certain U.S. state attorneys general, as described above in “Risk Factors—Risks Relating to Government Regulation and Litigation.”
We are subject to laws and regulations that affect companies conducting business on the internet in many jurisdictions where we operate. With the continued state adoption of internet sales tax laws and marketplace facilitator laws, more buyers will encounter sales tax for the first time on our platform in the future. Tax collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements could create additional burdens for buyers and sellers on our website and mobile app.
Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the rapidly evolving industry in which we operate. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. As we expand and localize our international activities, we are increasingly becoming obligated to comply with additional laws of countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an e-commerce transaction. We may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements on us (e.g., in cross-border trade).
For additional information regarding these and other laws, regulations, and rules that affect us and our business, see Note 14, “Commitments and Contingencies", to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and Item 1A. Risk Factors of Part I of this Annual Report on Form 10-K.
Data Privacy and Security
Maintaining the trust of buyers and sellers who use our platform is fundamental to our success. Compliance with applicable data protection, data privacy and security laws, rules, regulations, policies, industry standards and other legal obligations regulating the collection, storage, sharing, disclosure, transfer, use and other processing of personal data is integral to our business strategy and to the creation and maintenance of trust in our platform. We take a variety of technical and organizational security measures and other procedures and protocols designed to protect our data and information, including personal data and other data pertaining to buyers and sellers, employees and other parties, and to maintain compliance with changing domestic and international data privacy regulations. Our policies and procedures detail operational requirements that are designed to support system specifications, security commitments and compliance with relevant laws and regulations, and we evaluate these control mechanisms and our data privacy and security related risks internally on an ongoing basis.

Despite certain systems and processes that are designed to protect information and prevent security breaches or incidents, we may be unable to anticipate or prevent accidental or unauthorized access to or processing of data. In addition, the personal data that we collect, especially financial information, is regulated by multiple laws, including several data privacy laws. Such laws may be interpreted and applied inconsistently from country to country. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among ourselves, our subsidiaries and other parties with which we have commercial relationships. See “Risk Factors—Risks Relating to Information Technology, Cybersecurity and Intellectual Property—Cybersecurity risks, data loss or other security incidents could adversely affect our business, financial condition and results of operations, and the processing, storage, use and disclosure of personal data or sensitive information could give rise to liabilities and additional costs as a result of governmental regulation, contract disputes, litigation and conflicting legal requirements relating to personal privacy rights and security of sensitive information” for more information.
Our People and Human Capital Resources
We aim to hire driven, courageous and inventive team members from various backgrounds. We foster an inclusive culture that accepts and encourages the ideas of all people to fuel further innovations and drive the continued growth of the business. Therefore, inclusion and belonging are a key priority for us as a company, as it is both imperative to our business success as well as a fundamental part of our core values. Our inclusion and belonging initiatives include Communities of Inclusion, which are employee-led, leader-sponsored groups that promote a culture of belonging with chapters all over the world.
Our employees are based in locations around the world, including key hubs in New York, New York; Los Angeles, California; Atlanta, Georgia; Ireland and Switzerland. As of December 31, 2025, we had approximately 900 full-time employees, including approximately 250 employees outside of the U.S. Of our full-time employees, approximately 360 employees provide customer service support.
None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages due to employee disputes, and we believe our relationship with our employees to be good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards as well as cash-based performance bonus awards.
Available Information
Our website address is www.stubhub.com and our investor relations website is located at https://investor.stubhub.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. The U.S. Securities and Exchange Commission (the “SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, before making a decision to invest in our Class A common stock. In addition, other risks and uncertainties not presently known to us or that we currently deem not material may also harm our business. If any of these risks actually occur, our business, financial condition, results of operations and prospects could be harmed. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment.
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
•Changes in internet search engine algorithms and dynamics and related technologies that impact how consumers find information online, or any limitation or discontinuation of support by such search engines for our paid search results or other technologies, could have an adverse impact on traffic for our website and ultimately, our business, financial condition and results of operations.
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
•We may not be successful in executing our business strategy to expand our reach to more categories of events and experiences or into additional adjacent market opportunities across live entertainment.
•We may not be successful in expanding the adoption of our platform for direct issuance in a cost-effective manner.
•We may not be able to generate sufficient revenue to maintain profitability. Moreover, we expect increased costs going forward as a public company.
•Our failure to comply with existing laws, rules and regulations as well as the implementation of new or changing laws, rules and regulations and other legal uncertainties, including as a result of lobbying by artists, teams and promoters, could adversely affect our business, financial condition and results of operations.
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
Changes in internet search engine algorithms and dynamics and related technologies that impact how consumers find information online, or any limitation or discontinuation of support by such search engines for our paid search results or other technologies, could have an adverse impact on traffic for our website and ultimately, our business, financial condition and results of operations.
We rely heavily on internet search engines, such as Google, to generate traffic to our website, through a combination of organic and paid searches. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search. A search engine could alter its algorithms or results such that the purchased or algorithmic placement of links to our website may be adversely affected and our website may be placed lower in organic search query results. Changes in artificial intelligence ("AI") technology are also transforming how and the extent to which search engines are used and how results are displayed, which could have an impact on traffic to our website. For instance, consumers may increasingly bypass the use of traditional search engines, and instead search for information using AI-powered chatbots, virtual assistants or other AI tools, or could retrieve information from such tools. If a major search engine changes its algorithms or uses AI in a manner that adversely affects the search engine ranking or display of our website or the websites of our partners, or if the increased adoption of AI tools further impacts search engine relevance and such AI tools do not send referrals to us at the rate of traditional search engines, or our website is otherwise listed less prominently or fails to appear in the results from any of these avenues for any reason, our business, financial condition and results of operations would be harmed. If we fail to successfully manage our search engine and AI tool optimization, we could see a substantial decrease in traffic to our website, requiring us to increase spending to increase traffic, which could ultimately increase costs and adversely impact our business, financial condition and results of operations.
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
Our marketplace connects fans around the world with sellers looking to sell tickets. We operate our global ticketing marketplace through two brands: StubHub and, in certain international markets, viagogo. We believe that maintaining and enhancing our reputation and branding as a differentiated ticketing marketplace is critical to retaining our relationship with our existing buyers and sellers and to our ability to attract new buyers and sellers, including individual sellers, professional sellers and content rights holders. The successful promotion of our brands’ attributes will depend on a number of factors that we control and some factors outside of our control.

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

We may not be successful in executing our business strategy to expand our reach to more categories of events and experiences or into additional adjacent market opportunities across live entertainment.
We are focused on expanding our brands and marketplace to even more categories of events and experiences and into additional adjacent market opportunities across live entertainment. New offerings and initiatives have a high degree of risk, as they may involve unproven businesses for us with which we have limited or no prior operating experience. For example, we are in the early innings of targeting the original issuance ticketing market and our expansion into digital advertising. These newer initiatives require significant resources and management attention, and failure to execute on these initiatives may adversely affect our business, financial condition and results of operations. There can be no assurance that we will succeed in expanding the adoption of our platform for direct issuance, that we will be able to successfully leverage our platform for digital advertising opportunities or that there will be sufficient or sustained demand for future offerings or initiatives we may pursue, including additional live event and experience categories and other adjacent market opportunities across the live event ecosystem. Further, these efforts entail investments in and resources spent on our systems and infrastructure, payments platform, and increased legal and regulatory compliance expenses, which could distract management and divert capital and other resources from our more established offerings. If we are unsuccessful in executing on our business strategy for expansion, including through direct issuance and other new initiatives, our business and growth prospects may be harmed.
Further, some of the categories of events and experiences we are focused on expanding into may have their own set of compliance and legal rules and regulations. There can be no assurance that we will be able to meet all compliance obligations under any applicable laws impacting these new offerings and initiatives, including obtaining any such licenses in all of the jurisdictions we plan to operate our marketplace in, and, even if we were able to do so, there could be substantial costs and potential product changes involved in complying with such laws, which may have a material and adverse effect on our business. Any noncompliance by us in relation to existing or new laws and regulations, or any alleged noncompliance, could result in reputational damage, litigation, fines, increased costs or liabilities and damages or require us to stop providing these new offerings and initiatives in certain markets. See “—Risks Relating to Government Regulation and Litigation—Our failure to comply with existing laws, rules and regulations as well as the implementation of new or changing laws, rules and regulations and other legal uncertainties, including as a result of lobbying by artists, teams and promoters, could adversely affect our business, financial condition and results of operations.”
We may not be successful in expanding the adoption of our platform for direct issuance in a cost-effective manner.
We are in the early innings of targeting the original issuance ticketing market and bringing content rights holders to our platform. Our vision for direct issuance is that content rights holders will list tickets directly on our marketplace as any other seller would at scale. If content rights holders are not convinced of the value proposition of our marketplace, if we are unsuccessful in building and maintaining relationships with content rights holders, or if we do so in a way that is not profitable or fails to compete successfully against our current or future competitors, we may be unable to realize the objectives of this business strategy or realize our anticipated value in the original issuance ticketing market. For example, to help accelerate content rights holders’ adoption of our marketplace as a distribution channel for original issuance tickets, we initially entered into agreements with certain content rights holders to reduce the perceived operational burden and economic risk of utilizing our marketplace. In some cases, in exchange for agreeing to list a certain number of original issuance tickets, we agreed to remit to the content rights holder a minimum amount of proceeds for that bundle of tickets. We took inventory risk for this minimum proceeds amount. Less than 10% of our direct issuance GMS in the year ended December 31, 2025 was derived from the sales of tickets for which we assumed any amount of inventory risk. In addition, we incurred inventory costs of $35.1 million, $82.9 million and zero for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had future purchase commitments for inventory of approximately $17.6 million for the year ended December 31, 2026 and $19.0 million for all subsequent years thereafter. To the extent we continue to support the adoption of our platform for direct issuance by entering into such agreements, our results of operations could be negatively impacted. Furthermore, the adoption of our platform for direct issuance is subject to a number of factors, some of which may be out of our control, including the ability or willingness of content rights holders to use our platform to sell original issuance tickets, our competitors’ exclusivity rights governing ticket sales for certain events or venues or buyers’ willingness to engage with our brands and marketplace as a source for original issuance ticket purchases. If we are not able to expand the adoption of our platform for direct issuance in a cost-effective manner, our growth prospects would be adversely affected.

Our recent rapid growth may not be sustainable or indicative of future growth.
We have recently experienced significant and rapid growth. Our historical rate of growth and performance may not be sustainable or indicative of our future rate of growth or performance, and in future periods, our revenue could grow more slowly than we expect or decline. We believe that continued growth in revenue and our ability to improve or maintain margins will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. Any of these factors could cause our growth to slow or decline and may adversely affect our business and results of operations. Moreover, it may be difficult for us to accurately plan for and model future growth and performance. You should not rely on our historical rate of growth as an indication of our future performance. Failure to continue to grow our revenue or improve or maintain margins would adversely affect our business, financial condition and results of operations.
We may not be able to generate sufficient revenue to maintain profitability, and we expect increased costs going forward as a public company.
We had net (loss) income of $(1,905.9) million, $(2.8) million and $405.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $3,410.6 million. There can be no assurance that our revenue will continue to increase or that our margins will not decline over time.
We also expect our operating expenses to increase in the future, including our general and administrative expenses as a result of increased costs associated with operating as a public company and as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, continuing to invest in the technology infrastructure underlying our platform and data center expansion, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations and new verticals, which will negatively affect our operating results if our total revenue does not increase. In addition, stock-based compensation expense related to restricted stock units and other equity awards is expected to continue to be a significant expense for the foreseeable future. As of December 31, 2025, we had $165.7 million of unrecognized stock-based compensation expense related to all unvested awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.1 years.
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
We believe our financial results and cash needs will vary greatly from quarter to quarter and year to year depending on, among other things, the timing of and demand for certain tours, tour cancellations, event ticket sales, seasonal and other fluctuations in our results of operations, the timing of guaranteed payments, financing activities, acquisitions and investments and receivables management. For example, the timing of and demand for top sporting events and concert tours, such as the Super Bowl, the UEFA Champions League Final, the FIFA World Cup, Elton John’s “Farewell Yellow Brick Road” tour and Taylor Swift’s “Eras” tour, can impact comparability of quarterly results year-over-year, and potentially annual results also. Similarly, the number of games or matches in sports playoff series, the teams involved and demand for certain games or matches can vary year-over-year and impact our results. We have in the past experienced variations in revenue based on the timing of and demand for certain experiences or events, such as major sports league seasons, the timing of certain international sporting events, tour schedules of certain artists and popular theater or concert events. Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Moreover, seasonality in our business could create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could adversely impact our ability to execute on our strategy, which in turn could harm our business, financial condition, results of operations and prospects.
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
In accordance with GAAP, we test goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying value of the reporting unit including goodwill exceeds its fair value, then the implied fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recognized. As of December 31, 2025, we had goodwill of $2,686.7 million, which constituted 53% of our total assets at that date. Impairment may result from, among other things, a significant decline in our expected cash flows, an adverse change in the business climate and slower growth rates in our industry. We cannot provide assurance that our goodwill will not be impaired in future periods. If we are required to record an impairment charge for goodwill in the future, this would adversely impact our financial condition and results of operations.

Exchange rates may cause fluctuations in our results of operations that are not related to our operations.
Because we operate globally, derive revenue from our international operations and have a Euro-denominated loan, we expect to incur currency translation losses or gains due to changes in the values of foreign currencies relative to the U.S. dollar. For the years ended December 31, 2025, 2024 and 2023, our international operations accounted for 15%, 14% and 12%, respectively, of our transaction fees. We have experienced and will continue to experience fluctuations in our financial results due to foreign currency exchange transaction risk and translation risk. For example, we recorded foreign currency losses of $89.7 million for the year ended December 31, 2025, primarily caused by translation effect of the U.S. dollar on our outstanding Euro-denominated term loan, compared to a foreign currency gain of $41.1 million for the year ended December 31, 2024. We cannot predict the future relationship between the U.S. dollar and the currencies used by our international businesses or the effect of exchange rate fluctuations on our future results of operations.
We may experience operational and financial risks in connection with acquisitions.
We may selectively seek potential acquisition targets to add complementary companies, products or technologies. The identification of suitable acquisition targets can be difficult, time-consuming and costly. We may be unable to identify suitable targets for acquisition or make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors, and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, our Credit Facilities (as defined below) restrict our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including, among other things:
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
In connection with running our business, we receive, use, transmit, store and process a large volume of personal data, including from and about our buyers and sellers, as well as our employees and business contacts. We are therefore subject to numerous federal, state, and international laws, regulations, and other requirements that address privacy, data protection and security, and the collection, storing, sharing, use, disclosure, processing, and protection of personal data, including for marketing and advertising purposes. In the U.S., federal, state and local governments have enacted numerous privacy and data security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act and related laws in other jurisdictions require us to, among other things: provide certain disclosures regarding our collection, use, and disclosure of personal data; receive and respond to requests from individuals to access, delete, and correct their personal data, or to opt-out of certain disclosures of their personal data; and enter into specific contractual provisions with service providers that process personal data on our behalf.
Outside the U.S., personal data and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. In the European Economic Area (the “EEA”) and the United Kingdom (the “U.K.”), we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018, as amended from time to time (collectively, the “U.K. GDPR”) (the EU GDPR and U.K. GDPR together referred to as the “GDPR”). The GDPR imposes a comprehensive data privacy compliance regime including: maintaining a record of data processing; providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that appropriate legal bases are in place to justify data processing activities; complying with rights for data subjects in regard to their personal data (including data access, erasure (the right to be “forgotten”) and portability); ensuring appropriate safeguards are in place where personal data is transferred out of the EEA and the U.K.; notifying data protection regulators (and in certain cases, affected individuals) of significant data breaches; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.
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
We are also subject to evolving privacy laws on cookies, tracking technologies and e-marketing in the European Union (the “EU”) and the U.K. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and U.K. privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws, and violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies, as well as civil claims including class actions and reputational damage. Other jurisdictions besides the U.S., U.K. and EEA also have laws governing data privacy and security or are considering the adoption of new laws.

On November 16, 2022, the Digital Services Act (the “DSA”) came into force in the EU. Most of the substantive provisions of the DSA took effect on February 17, 2024, however, market practice in relation to compliance and approaches to enforcement are still developing. The DSA places a number of obligations on us regarding among other things, addressing illegal services, products, and content on our platform, ensuring the traceability of business users (including by obtaining, assessing and retaining certain information about them), and implementing enhanced transparency measures (including in relation to any recommendation systems we utilize, such as requirements to disclose the main parameters used by such systems and any available options for service recipients to modify or influence them). Further, the DSA contains general requirements that user interfaces may not deceive or manipulate users.
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
We are also subject to the Payment Card Industry ("PCI") Data Security Standard ("DSS"), which is a standard designed to protect credit card account data as mandated by payment card industry entities. See “—Risks Relating to Information Technology, Cybersecurity and Intellectual Property—Our payments system depends on a number of third-party providers and is subject to risks that may harm our business” for more information. We rely on vendors to handle a significant portion of PCI matters applicable to our business and to help ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard based on past, present and future business practices. Our actual or perceived failure to comply with the PCI Data Security Standard can subject us to fines, termination of banking relationships and increased transaction fees.
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

If our use of AI results in inaccurate data, regulatory scrutiny, privacy concerns or is otherwise unsuccessful, it could adversely affect our business, results of operations and financial condition.
We have made investments in AI initiatives. We rely on AI, machine learning (“ML”), data analytics and similar tools (“AI Tools”) to analyze market trends, improve our services, and tailor our interactions with our buyers and sellers. We primarily use third-party AI Tools that StubHub has licensed or otherwise obtained a right to use from the applicable third-party provider. As with many technological innovations, there are significant risks involved in developing, maintaining and utilizing AI Tools and no assurance can be provided that our use of AI Tools will enhance our products or services or continue to be successful. If the models underlying our AI Tools are inadequately or incorrectly designed, improperly trained or used, or the data used to train them is incomplete, inadequate or biased in some way, our use of AI Tools may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, insufficient, do not comply with our policies or standards, adversely affect our financial condition, business and reputation. Further, if we are deemed to not have sufficient rights to use such data to train our AI Tools, then we may be subject to litigation by the owners of the content or other materials that comprise such data, similar to the litigation that is currently pending in various U.S. courts against other developers of AI Tools, and in which the outcome of such litigation is still uncertain.
Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
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

Our failure to comply with existing laws, rules and regulations as well as the implementation of new or changing laws, rules and regulations and other legal uncertainties, including as a result of lobbying by artists, teams and promoters, could adversely affect our business, financial condition and results of operations.
We are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the U.S. and abroad relating to the ticketing marketplace, which are subject to change at any time, and which in some cases regulate the amount of transaction and other fees that may be charged in connection with the ticket prices and for secondary ticketing services. New legislation of this nature is introduced from time to time in various (and is pending in certain) jurisdictions in which we operate. For example, several U.S. states and cities, Canadian provinces, the U.K. and certain European countries prohibit the resale of tickets at prices greater than the original face price (in the case of certain jurisdictions, without the consent of the venue) and/or prohibit the resale of tickets to certain types of events. Furthermore, as we expand into the original issuance ticketing market, we may be subject to new laws, rules and regulations. Moreover, under the EU Regulation on platform-to-business relations and the UK Platform to Business Regulation, we are subject to a number of transparency, operational and related requirements in relation to business users on our marketplace (for example, regarding transparency in terms of ranking parameters, the process for suspending, terminating or restricting user accounts, and the resolution of disputes with users). Complying with new or changing regulations could result in increased costs and additional liabilities and adversely impact our business, financial condition and results of operations. Additionally, artists, teams and promoters may attempt to disrupt the secondary ticketing market through lobbying for such restrictions regarding secondary ticketing policies or partnering with other secondary ticketing marketplaces on an exclusive basis. Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which, if material, could adversely affect our business, financial condition and results of operations.
In addition, the promulgation of new laws, rules and regulations may impact the growth of the overall ticketing market or restrict or otherwise unfavorably impact the ability or manner in which we participate in the ticketing marketplace industry would require us to change certain aspects of our business, operations and buyer and seller relationships to ensure compliance, which could decrease demand for services, reduce revenue, increase costs and/or subject us to additional liabilities or limit or inhibit our ability to operate, or our users’ ability to continue to use, our platform. For example, there is recently proposed legislation in several U.S. states regarding the implementation of limits on the resale price of tickets to live events. New York also recently amended its Arts and Cultural Affairs Law to require additional disclosures by ticket marketplaces and restricted a ticket marketplace’s ability to charge fees for the e-delivery of tickets. In addition, the Federal Trade Commission’s rule on all-in pricing, which requires, among other things, that businesses that offer, display or advertise a price for live-events tickets clearly and conspicuously disclose a total price inclusive of all mandatory fees, took effect in May 2025.
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
•lower levels of internet usage, credit card usage and consumer spending in comparison to those in the U.S.; and
•difficulties in managing operations and adapting to consumer desires due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by U.S. law and our internal policies and procedures and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing of foreign operations, which we might not be able to do effectively or cost-efficiently.
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
There can be no assurance that we meet, or we will be able to meet, all compliance obligations under applicable law, including obtaining any such licenses in all of the jurisdictions we operate in or offer a service in, and, even if we were able to do so, there could be substantial costs and potential product changes involved in complying with such laws, which could have a material and adverse effect on our business, financial condition and results of operations. Any noncompliance by us in relation to existing or new laws and regulations, or any alleged noncompliance, could result in reputational damage, litigation, penalties, fines, increased costs or liabilities, damages or require us to stop offering payment services in certain markets. For example, if we are deemed to be a money transmitter, including a money services business, provider of prepaid access, or any other similar term defined by applicable money transmission or money services business laws, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the U.S. and numerous state and local agencies who may define money transmitter differently. For example, certain states may have a more expansive view of money transmitters. Additionally, outside of the U.S., we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and as we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines and penalties, consequences for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, failure to predict how a U.S. law or regulation or a law or regulation from another jurisdiction in which we operate with respect to money transmission or similar requirements apply or will be applied to us could result in licensure or registration requirements, administrative enforcement actions and/or could materially interfere with our ability to offer certain payment methods or to conduct our business in particular jurisdictions. We cannot predict what actions the U.S. or other governments may take or what restrictions these governments may impose that will affect our ability to process, accept or transmit payments or to conduct our business in particular jurisdictions. Further, we may become subject to changing payment regulations and requirements that could potentially affect the compliance of our current payment processes and increase the operational costs we incur to support payments. The factors identified here could impose substantial additional costs, involve considerable delay to the development or provision of our solutions, require significant and costly operational changes, or prevent us from providing our products or solutions in any given market.
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
Our results may be affected by the outcome of pending and future governmental/regulatory investigations and litigation. Unfavorable rulings in our legal proceedings may have an adverse impact on us that may be significant depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. For example, we and certain of our officers and directors are among the defendants in a putative securities class action filed in November 2025, and we have been named as a defendant in related derivative actions filed in December 2025, alleging violations of United States securities laws, including the Securities Act and the Exchange Act. We also continue to have discussions with certain regulatory agencies in the U.S. related to our COVID-19 refund policies and business practices and may agree to future resolutions with such agencies. See Part I, Item 3, “Legal Proceedings.” We have incurred significant legal expenses in connection with the defense of governmental/regulatory investigations and litigation in the past and may be required to incur additional expenses both now and in the future regarding such investigations and litigation. Securities litigation, governmental/regulatory investigations and other legal matters or disputes could have a material adverse effect on our business, financial condition, results of operations, cash flows, and reputation, as well as on the market price of our Class A common stock. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure, non-monetary penalties and/or potential follow-on civil claims from consumers, all of which could have an adverse effect on our business, financial condition and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.
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
The evaluation and assessment of our tax obligations are inherently subjective due to the complexity and uncertainty of these matters and the administrative, regulatory or judicial processes in certain jurisdictions. As of December 31, 2025, we had recorded approximately $62.7 million related to uncertain tax positions, including anticipated interest and penalties. The final outcome of these tax matters could be materially different from these estimated contingencies and we may incur significant legal and other professional fees and advisory costs related to the resolution of these matters.

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
As of December 31, 2025, we had accrued $17.9 million and $139.5 million within accrued expenses and other current liabilities and other non-current liabilities, respectively, related to contingent indirect tax liabilities, including anticipated interest and penalties for exposures related to transactions we facilitated in certain states and foreign jurisdictions subject to sales tax or foreign indirect tax. In addition, we have been audited and may in the future be audited by state and foreign tax authorities with regard to indirect taxes. We establish reserves for indirect tax litigation matters when we determine that the likelihood of a loss is probable, and the loss is reasonably estimable. As of December 31, 2025, we had accrued a liability within other non-current liabilities of $66.1 million related to a sales tax litigation matter for which a loss is probable, which represents our management’s best estimates of our potential liability and includes potential interest and penalties. Our estimated tax liabilities are inherently subjective due to the complexity and uncertainty of these matters and the administrative, regulatory or judicial processes in certain jurisdictions, therefore, the final outcome could be materially different from these estimates. We may also incur significant legal and other professional fees and advisory costs related to the resolution of these matters.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be materially adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and events reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and assumptions involve those related to accruals for contingent indirect tax exposures, accruals for legal contingencies, estimated future event cancellations, the valuation of deferred income tax assets and uncertain tax positions, revenue recognition and related reserves, valuation of acquired intangible assets and goodwill, impairment of long-lived assets and indefinite-lived intangible assets, including goodwill, collection rates on receivables from sellers, useful lives of intangible assets and property and equipment, the fair value of derivatives and bifurcated derivatives, the fair value of preferred stock, the fair value of common stock, inventory valuation and other assumptions used to measure stock-based compensation. Our results of operations may be materially adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Our ability to use our net operating losses may be limited.
Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended. These limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. Under legislation enacted in 2017 and 2020, the deductibility of federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017, is limited to 80% of taxable income in taxable years beginning after December 31, 2020. Accordingly, our ability to use our net operating loss carryforwards to offset taxable income may be subject to various limitations, which could adversely affect our results of operations. We established a valuation allowance against our U.S. net operating loss carryforwards of $323.5 million and zero as of December 31, 2025 and 2024, respectively. We established a valuation allowance against certain of our foreign net operating loss carryforwards of $47.4 million and $43.2 million as of December 31, 2025 and 2024, respectively.
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
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business. We own and manage some of these systems but also rely on third parties for a range of systems and related products and services. Additionally, due to the nature of our business, we process, store, use, transfer and disclose certain personal data about individuals or other sensitive information, including about our buyers and sellers, employees and employees of third-party service providers and partners with which we do business, as well as sensitive, proprietary, and confidential information such as trade secrets. Penetration of our network, misappropriation or accidental or intentional unauthorized access to or misuse of personal data or sensitive information and data, including credit card information and other personally identifiable information, or other security incidents, could cause interruptions in our operations and subject us to increased costs, litigation, inquiries and actions from governmental authorities, customers, or business partners and financial or other liabilities. In addition, data breaches, security incidents or the inability to protect our systems or information could lead to increased incidents of ticketing fraud and counterfeit tickets. Data breaches and security incidents could also significantly damage our reputation with buyers and sellers, including individual sellers, professional sellers and content rights holders, and other third parties and could result in significant costs related to remediation efforts, such as credit or identity theft monitoring. We and certain of our third-party providers have experienced in the past, and expect to continue to experience in the future, cyberattacks and other cybersecurity or data incidents. To date, no such incident has had a material impact on our operations or financial results, however, such incidents may occur in the future, and could result in unauthorized, unlawful or inappropriate access to, inability to access, disclosure of or loss of the personal data, and sensitive, proprietary and confidential information that we handle.

Although we have developed certain systems and processes that are designed to protect our systems and information about individuals and other data, and to prevent security breaches or incidents (which could result in data loss or other harm or loss), such measures cannot provide absolute security or certainty, and there is no assurance these systems and processes will be implemented, maintained, or effective. Cybersecurity attacks are expected to increase in frequency and sophistication, and it is possible that advances in computer and hacker capabilities (including from state sponsored actors or against organizations that do business in countries who are perceived as retaliating against other countries at war), new variants of malware (including ransomware), AI, the development of new penetration methods and tools (including phishing), inadvertent violations of company policies or procedures or other developments could result in a compromise of information of individuals or a breach of the technology and security processes that are used to protect information of individuals. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems may change frequently and, as a result, may be difficult for our business to detect for long periods of time. In addition, we may be unaware of or unable to anticipate these techniques or implement adequate preventative measures.
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
As of December 31, 2025, our total indebtedness, excluding unamortized debt issuance costs and original issue debt discounts of $28.3 million, was $1,535.2 million. We may incur significant additional indebtedness in the future.
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
Interest rates have fluctuated and may fluctuate in the future. Our exposure to interest rate risk is influenced primarily by changes in interest rates on interest payments related to our Credit Facilities. We had $1,535.2 million outstanding under our term loan Credit Facilities as of December 31, 2025. As interest rates increase, our debt service obligations on our variable rate indebtedness increase even though the amount borrowed remains the same, and our cash flows, including cash available for servicing our indebtedness, correspondingly decrease.
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
We use interest rate derivatives, in the form of interest rate swaps, to manage our exposure to interest rate fluctuations. These interest rate swaps had the economic effect of offsetting the variable interest obligations associated with $1,535.2 million of our outstanding long-term debt obligations as of December 31, 2025, representing the total amount of our variable interest obligations, so that the interest payable of such obligations effectively became fixed. As a result, we have not experienced meaningful increases in our costs related to our variable interest obligations. See our consolidated financial statements and related notes included elsewhere in this Annual Report for more information. We cannot assure you that our interest rate risk management strategy will counteract any increase. Although we believe our interest rate risk management strategy will continue to mitigate any potential material impacts on our business, financial condition and results of operations, we have the ability and may find it necessary to increase the fees charged to our platform users in order to increase our cash flows and fulfill our debt obligations if our interest rate derivatives are unable to counteract future interest rate increases, and such increase in fees could negatively impact our sales volume.
In addition, we have transitioned our Credit Facilities and certain fixed interest rate swap contracts to utilize the Secured Overnight Financing Right (“SOFR”) in place of the London Interbank Offered Rate (“LIBOR”), which ceased publication on June 30, 2023. SOFR is intended to be a broad measure of the cost of borrowing cash overnight that is collateralized by U.S. Treasury securities. However, because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. The change from LIBOR to SOFR could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if LIBOR were available. This may result in an increase in the cost of our borrowings under our existing variable rate indebtedness and any future borrowings and impact our ability to refinance some or all of our existing indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” and Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” for additional information.
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
As of December 31, 2025, we had cash and cash equivalents of $1,241.6 million available to us to fund our operating, investing and financing activities, refunds payable to buyers of $98.5 million and payments due to sellers of $747.4 million. Our revenue was $1,745.2 million, $1,770.6 million and $1,367.7 million and the net cash provided by operating activities was $192.6 million, $261.5 million and $307.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. To date, we have financed our operations principally through cash from operations and equity and debt financing.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. For example, we have and expect to continue to grant equity awards to employees, directors and consultants under our equity incentive plans. Any issuances of common stock resulting from the exercise of outstanding stock options or the settlement of outstanding restricted stock units (“RSUs”) would be dilutive to holders of our common stock. We may also raise capital through equity financings in the future. In addition, as part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. The amount of dilution as a result of any of these issuances could be substantial and cause the trading price of our Class A common stock to decline.
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
In connection with the IPO, we, all of our directors and executive officers, and holders of substantially all of our Class A common stock and securities exercisable for or convertible into our Class A common stock, entered into lock-up agreements with the underwriters and/or agreements with market stand-off provisions that, subject to certain exceptions, restricted our and their ability to sell or transfer shares of our capital stock, and securities convertible into or exercisable or exchangeable for shares of our capital stock, until the close of business on the earlier of (i) the second trading day immediately following our public release of earnings for the year ended December 31, 2025 and (ii) 180 days after September 16, 2025, which we refer to as the lock-up period. As a result, the lock-up period will expire at the close of business on March 6, 2026. Notwithstanding the expiration of the lock-up period, restrictions applicable to sales of any shares held by our affiliates as defined in Rule 144 under the Securities Act, continue to apply.
In addition, up to 15% of the number of shares of our Class A common stock outstanding as of December 31, 2025 may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and up to 18% of the number of shares of our Class A common stock outstanding as of December 31, 2025 are available for future issuance under our Amended and Restated 2022 Omnibus Incentive Plan (the “A&R 2022 Plan”) and our 2025 Employee Stock Purchase Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, the lock-up agreements and market stand-off provisions, and Rule 144 and Rule 701 under the Securities Act. We registered all of the shares of Class A common stock issuable upon exercise of outstanding options or other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised and RSUs settle, subject to the lock-up agreements and market stand-off provisions described above and compliance with applicable securities laws. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Moreover, in addition to any RSUs that net settled as part of the RSU net settlement at closing of the IPO, we have net settled, and anticipate that we will continue to net settle, any other RSUs outstanding as of the date of the IPO that are held by our executive officers and directors. We also have the discretion to net settle or sell-to-cover the shares underlying any RSUs that were outstanding as of the date of the IPO and held by individuals other than our executive officers or directors and vested in connection with the IPO or vested prior to the expiration of the lock-up period. Up to approximately 4.5 million shares of our Class A common stock underlying RSUs outstanding as of December 31, 2025 under the 2012 RSU Plan and A&R 2022 Plan were eligible for sale in the open market during the lock-up period in connection with any such sell-to-cover transactions.
Further, holders of approximately 73% of the number of shares our Class A common stock outstanding as of December 31, 2025 have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
To comply with the requirements of being a reporting company under the Exchange Act and the rules and regulations of the Commission thereunder, including performing the evaluation needed to comply with Section 404, we will need to implement additional internal control over financial reporting, including but not limited to controls over relevant information systems, and hire additional accounting and finance staff. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have spent and expect to continue to spend significant time and resources designing, evaluating and testing the accounting procedures and internal controls of the Company. Prior to the IPO, we were never required to test our internal control over financial reporting within a specified period. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
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
These material weaknesses contributed to the following additional material weaknesses:
•we did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation and review of journal entries and account reconciliations; and
•we did not design and maintain controls over the accounting for revenue and associated reserves, income taxes, indirect taxes and the preparation of the consolidated financial statements including the consolidated statement of cash flows and related disclosures.

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
We are in the process of implementing a plan to remediate the material weaknesses described above. Our remediation plan includes the hiring of additional accounting and financial reporting personnel and implementing additional policies, procedures and controls, all of which have and will continue to cause us to incur additional costs. We have performed a risk assessment and begun identifying control activities to be implemented in response to the identified risks, which will include improving our IT general controls, segregation of duties controls, period-end financial reporting controls, journal entry controls and additional procedures and controls within the areas of revenue and associated reserves, income taxes, indirect taxes and the preparation for the financial statements including the statement of cash flows and related disclosures. In addition, we have engaged a third-party provider to help us assess and improve our internal control over financial reporting in preparation for compliance with Section 404. When we are satisfied the internal control over financial reporting associated with the material weaknesses has been effectively designed and has operated within our Company for a sufficient period of time, we will determine if we have remediated our material weaknesses. We have not been required to provide a management assessment of internal control over financial reporting under the rules and regulations of the SEC regarding compliance with Section 404(a). It is possible that if we had a Section 404(a) assessment, additional material weaknesses may have been identified. Additionally, our registered independent public accounting firm has not been engaged to perform an audit of our internal control over financial reporting.
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
Mr. Baker, our Founder and Chief Executive Officer, controls more than 50% of our combined voting power. As a result, we are considered a “controlled company” for the purposes of NYSE rules and corporate governance standards, and therefore we are permitted to, and we intend to, elect not to comply with certain corporate governance requirements of the NYSE, including those that would otherwise require our Board of Directors (the “Board” or “Board of Directors”) to have a majority of independent directors and require that we establish a compensation committee and a nominating and corporate governance committee, each comprised entirely of independent directors. We currently do not plan to establish a nominating and corporate governance committee composed entirely of independent directors as permitted by these exemptions. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the rules and corporate governance standards of the NYSE, and the ability of our independent directors to influence our business policies and affairs may be reduced. We expect to remain a controlled company until Mr. Baker no longer controls more than 50% of our combined voting power.
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
•authorize our Board to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our Board that may be senior to our Class A common stock;
•provide the ability of stockholders to act by written consent only as long as holders of our Class B common stock hold at least a majority of the voting power of our capital stock;
•specify that from and after the date that holders of our Class B common stock hold less than a majority of the voting power of our capital stock, (i) our stockholders may not act by written consent in lieu of a meeting and (ii) special meetings of our stockholders can be called only by our Board;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board;
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
•provide the ability of our Board to amend our amended and restated bylaws without obtaining stockholder approval;
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
These provisions may disrupt or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our Class A common stock to decline.
Our governance agreement with certain of our principal stockholders grants such stockholders certain rights with respect to the control and management of our business, which may prevent us from taking actions that may be beneficial to us and our other stockholders.
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

•We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our Board or brought to enforce a right to indemnification.
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
Our amended and restated certificate of incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or the Court of Chancery, is the exclusive forum for the following types of actions, suits or proceedings: any derivative action, suit or proceeding brought on our behalf, any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by a current or former director, officer or other employee or stockholder of the Company, any action, suit or proceeding asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery, and any action, suit or proceeding asserting a claim against us that is governed by the internal affairs doctrine. If the Court of Chancery does not have subject matter jurisdiction thereof, such actions, suits or proceedings shall be brought in the federal district court of the District of Delaware or other state courts of the State of Delaware. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the U.S. are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or any other claim for which the federal courts of the U.S. have exclusive jurisdiction. We cannot be certain that a court would enforce such a provision. While the Delaware Supreme Court has recently upheld provisions of the certificates of incorporation of other Delaware corporations that are similar to these forum provisions and courts in California and New York have also upheld similar exclusive forum provisions, there is currently a circuit split as to whether exclusive forum provisions requiring derivative litigation to be filed in the Delaware Court of Chancery could foreclose a derivative suit alleging a violation of the Exchange Act. Neither the Delaware nor the Securities Act forum provisions are intended by us to limit the forums available to our stockholders for actions or proceedings asserting claims arising under the Exchange Act, which are already limited to the federal courts of the U.S. pursuant to the Exchange Act.
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
We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.
As a public company, we are subject to additional requirements and regulations with respect to our disclosure obligations, accounting procedures and internal controls, which make it more difficult and costly for us to operate our business.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act (“SOX”) and the rules and regulations of the NYSE. These rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. The impact of these requirements also makes it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on our Board committees or as executive officers. In addition, stockholder activism and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional significant compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, other regulatory action and potentially civil litigation.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We maintain an Information Security Program that includes policies and processes intended to address cybersecurity related risks. The program is designed to support the identification, assessment, mitigation, and monitoring of cybersecurity threats that could affect our information systems and data. The program draws on elements of the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and various regulatory and industry standards, including PCI DSS, SOX, GDPR, and CCPA, among others; however, we do not represent that our program meets any specific standard or that our controls align with all aspects of any such framework.
Oversight of our Information Security Program is provided by our Information Security Team, with executive oversight from our Chief Technology Officer (“CTO”), and support from our Governance, Risk, and Compliance (“GRC”) Team. Our cybersecurity risk management processes are integrated into our broader enterprise risk management activities, and are considered in connection with operational, financial, and strategic decision-making.
Key components of our cybersecurity risk management activities include, but are not limited to, the following:
•Risk and Control Reviews: We conduct periodic reviews of cybersecurity risks and evaluate our controls based on internal assessments and, where appropriate, guidance from applicable frameworks and external advisors. These assessments help inform our prioritization of cybersecurity risk mitigation within our broader enterprise risk management processes.
•Detection and Incident Response: We maintain processes intended to detect, investigate, escalate, and respond to cybersecurity incidents. These processes are guided by our Incident Response Plan, which outlines procedures for handling cybersecurity incidents.
•Vendor Oversight: Certain vendors and service providers undergo reviews intended to evaluate their security practices, which may include requesting third-party security reports or other documentation. We depend on these third parties to maintain appropriate security measures, and no assurance can be provided that their controls will be adequate or effective.
•Technology and Cloud Environment: We implement controls applicable to our use of cloud-based and hosted environments. Responsibilities vary based on contractual and technical arrangements with third-party providers.
•Use of Artificial Intelligence: Implementation of artificial intelligence technologies within our business operations is subject to review by designated internal teams, including our Information Security, GRC, AI, and Legal teams.
•Program Evaluation: We periodically assess certain aspects of our Information Security Program through internal activities and engagements with external advisors, which may include vulnerability assessments, penetration testing, or other exercises. We also engage external auditors to conduct an annual PCI DSS assessment of our cardholder environment.
•External Advisors: We engage external advisors, where appropriate, to assess, test or otherwise assist with aspects of our security processes.
Like many companies, we are subject to ongoing attempts to access, disrupt, or misuse our systems and data. Our controls and processes are intended to reduce the likelihood and impact of cybersecurity incidents, but no cybersecurity program is capable of eliminating all risks, and future incidents could materially affect us.
We have not identified risks from known cybersecurity threats, including prior cybersecurity incidents, that have materially affected us. However, cybersecurity threats continue to evolve, and such threats, if realized, could materially affect our business, operations, or financial condition.
Cybersecurity Governance
The Board of Directors oversees our enterprise risk management processes, which include risks associated with cybersecurity. The Audit Committee assists the Board in this oversight.

Our CTO and leaders within our Information Security and GRC teams, are responsible for assessing and managing cybersecurity risk on a day-to-day basis. Our Information Security and GRC teams report to our CTO, who has over 25 years of experience in the technology sector, including more than two decades leading and managing engineering organizations. Supporting our CTO is a cybersecurity leadership team with more than 20 years of combined experience across the technology, consulting, and financial services industries. Collectively, our CTO and cybersecurity team has deep expertise in security engineering, offensive security and threat mitigation, information technology operations, governance, risk management, and regulatory compliance. Our cybersecurity leadership team possesses advanced formal education and industry-recognized credentials in cybersecurity, information technology, and risk management. They are responsible for overseeing our enterprise-wide cybersecurity strategy, risk assessment and remediation efforts, incident response, and compliance programs, and have experience building and leading high-performing teams designed to safeguard complex technology environments against evolving cyber threats.
Management remains informed and provides oversight for our ongoing cybersecurity efforts through targeted cybersecurity briefings, participation in strategic business reviews that address technology and cybersecurity risk considerations, and other incident-focused reviews with leaders of our cybersecurity team. Through these structured engagements, management oversees initiatives designed to continuously enhance the effectiveness of our overall cyber-security program by preventing, detecting, mitigating, and remediating cybersecurity threats.
Management provides updates to the Audit Committee and the Board on cybersecurity matters, as management deems appropriate, including the nature of developments in the threat environment and other relevant factors.
Item 2. Properties
Our corporate headquarters is located in New York, New York and consists of approximately 44,000 square feet of space. We also lease additional office spaces in New York, New York; Irvine, California; Ireland, Switzerland, Malta, Atlanta, Georgia; and Los Angeles, California. We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings
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
On July 8, 2024, we received a non-public inquiry letter from the Office of Attorney General for New York (the “N.Y. AG”) requesting information relating to our compliance with the State of New York’s “all-in-pricing” law for tickets. On July 24, 2024, we responded to the N.Y. AG’s request.
On April 2, 2025, and as amended on June 11, 2025, we received a complaint from the Monroe County District Attorney on behalf of the Commonwealth of Pennsylvania alleging that certain features of our website, including, among other things, the all-in pricing feature, violated the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The Commonwealth of Pennsylvania Attorney General’s Office has intervened to join the matter on behalf of the Commonwealth of Pennsylvania. On January 20, 2026, the court denied StubHub’s motion to dismiss the complaint. StubHub is preparing its answer to the complaint.
We and certain of our officers and directors are among the defendants in a putative securities class action filed on November 24, 2025 in the U.S. District Court for the Southern District of New York. Plaintiffs brought claims under Sections 11, 12(a)(2), and 15 of the Securities Act on behalf of a putative class of persons and entities who purchased or otherwise acquired our common stock issued in connection with our IPO in September 2025. The complaint generally alleges that the registration statement on Form S-1 (File No. 333-286000), as amended (the "Registration Statement"), and final prospectus filed with the SEC on September 17, 2025 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with our IPO (the “Prospectus”) failed to disclose certain information regarding payments to vendors and impacts on various financial metrics. We have also been named as a nominal defendant in related derivative actions filed on December 9 and December 17, 2025 in the U.S. District Court for the Southern District of New York. The derivative plaintiffs seek monetary damages and declaratory relief for alleged breaches of fiduciary duties, waste of corporate assets, aiding and abetting, unjust enrichment and for contribution against certain of our officers and/or directors pursuant to Section 11(f) of the Securities Act and 21D of the Exchange Act. These matters are in preliminary stages. We deny each of these claims and plan to contest them in court.
See also Note 14, “Commitments and Contingencies” to our consolidated financial statements included in Item 8 of Part II of this Annual Report for information regarding certain additional legal proceedings.
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
Notwithstanding this belief, there is always the risk that a proceeding, claim, or investigation will have a material impact on our business, financial condition, results of operations, cash flows, and reputation, regardless of the final outcome due to defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors. See Part I, Item 1A, “Risk Factors.”

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Our Common Stock
Our Class A common stock has been listed on the New York Stock Exchange under the symbol “STUB” since September 17, 2025. Our Class B common stock is not listed or traded on any stock exchange.
Holders of Our Common Stock
As of December 31, 2025, there were approximately 423 stockholders of record of our Class A common stock and six stockholders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We declared a dividend of $286.1 million on October 11, 2018 for the holders of our Class A common stock, Class B common stock and Class C common stock, of which $3.3 million remains outstanding and was recorded within accrued expenses and other current liabilities on our consolidated balance sheets as of December 31, 2025.
We do not currently anticipate paying any additional dividends on our Class A common stock or Class B common stock. We intend to retain any future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. We may enter into credit agreements or other borrowing arrangements in the future that may restrict our ability to declare or pay cash dividends or make distributions. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors our Board may deem relevant.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act.
The performance graph below shows the cumulative total return to our stockholders between September 17, 2025 (the date that our Class A common stock commenced trading on the NYSE) through December 31, 2025, in comparison to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the Standard & Poor’s 500 Information Technology Stock Index (“S&P 500 IT Index”), and the NASDAQ Composite Index (“NASDAQ Index”). The graph assumes that $100 was invested in our Class A common stock and each index at their closing prices on September 17, 2025 and data for the indexes assumes reinvestment of any dividends. The stock price performance shown in the graph represents past performance and is not necessarily indicative of future stock price performance.

120
100
80
60
40
9/17/2025
9/30/2025
10/31/2025
11/28/2025
12/31/2025
STUB
S&P 500 Index
S&P 500 IT Index
NASDAQ Index

Recent Sales of Unregistered Securities
None.
Use of Proceeds
On September 16, 2025, our Registration Statement was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus filed with the SEC on September 17, 2025 and other periodic reports previously filed with the SEC.
On September 29, 2025, we made an early principal repayment of the 2024 USD Term Loan of $750.0 million using the net proceeds from the IPO. During the three months ended September 30, 2025, we paid $81.6 million in connection with the net settlement of the certain vested RSUs using a portion of the net proceeds from the IPO.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections, including the “Special Note Regarding Forward-Looking Statements” of this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
The following discusses financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. Discussion of financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus filed with the SEC on September 17, 2025.
Overview
We are a leading global ticketing marketplace for live events. StubHub services customers in over 200 countries and territories, supporting over 30 languages and accepting payments in over 45 currencies – from sports to music, comedy to dance, festivals to theater. StubHub offers a safe and convenient way to buy or sell tickets to live events across the world for memorable live experiences.
Initial Public Offering
Our IPO was completed on September 18, 2025. Our consolidated financial statements as of and for the year ended December 31, 2025 reflect the sale by us of an aggregate of 34,042,553 shares of Class A common stock in our IPO, at the public offering price of $23.50 per share, for net proceeds to us of approximately $758.0 million after deducting underwriting discounts and commissions of $42.0 million.
Upon our IPO, we recognized $1,400.7 million of stock-based compensation expense, net of $27.1 million capitalized for internally developed software, associated with RSUs, stock options and restricted stock for which the service-based and performance-based vesting conditions, as applicable, were fully or partially satisfied in connection with the IPO.
Highlights for 2025
Key Business Metrics
•Gross Merchandise Sales (“GMS”) was $9.2 billion for the year ended December 31, 2025, an increase of 6% year-over-year
Financial Results
•Revenue was $1.7 billion for the year ended December 31, 2025, a decrease of 1% year-over-year
•Gross margin was 82% for the year ended December 31, 2025, as compared to 81% in the year ended December 31, 2024
•Total costs and expenses were $3.1 billion for the year ended December 31, 2025, as compared to $1.6 billion in the year ended December 31, 2024
•Net loss was $1.9 billion for the year ended December 31, 2025, as compared to $2.8 million in the year ended December 31, 2024
•Adjusted EBITDA was $232.4 million for the year ended December 31, 2025, as compared to $298.7 million in the year ended December 31, 2024
•Net cash provided by operating activities was $192.6 million for the year ended December 31, 2025, as compared to $261.5 million in the year ended December 31, 2024
•Free Cash Flow was $158.2 million for the year ended December 31, 2025, as compared to $255.1 million in the year ended December 31, 2024
•Cash and cash equivalents were $1.2 billion as of December 31, 2025

Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must continue to successfully address in order to sustain our growth and improve our results of operations.
Attract Buyers Efficiently
In order to drive transaction activity on our marketplace, we must attract buyers efficiently. Our ability to do this relies on leveraging the strength of our leading global brands and performance marketing expertise. By combining unpaid traffic with high-return-on-investment marketing spend, we have a multi-faceted customer acquisition strategy that is designed to drive high-intent users to our marketplace and deliver superior buyer acquisition efficiency. We believe that the combined strength of our StubHub and viagogo brands, as well as our performance marketing expertise will continue to enable us to attract buyers to the marketplace efficiently through these channels. We believe this drives efficiency and growth over the long term.
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
Monetize Transactions Across Our Platform
In order to grow our business, we must continue to monetize the ticketing transactions that we facilitate on our platform by charging fees to buyers and sellers for the services we provide. Our service fees per transaction are generally set as a percentage of the total transaction value. While the fees we charge can vary by transaction, we have maintained a consistent ratio of average service fees per transaction to GMS (as defined below) of approximately 20% annually over our history. Our ability to maintain attractive transaction economics reflects our value proposition to buyers and sellers.
Continued Production and Popularity of Live Events
Our ability to generate revenue and achieve growth is dependent on sports leagues, teams, venues, performing artists and other content rights holders offering live events as well as the number and popularity of these events in a given period. Consequently, large-scale events and tours can drive excess growth in certain periods, and if large-scale events or tours are canceled, reduced, do not repeat or do not achieve the same level of popularity, it could cause fluctuations in our year-over-year growth rates and adversely impact our financial performance in affected periods.
Investments in Our Technology, Products and Services
We plan to make focused investments in technology, products and services to support buyers and sellers on our marketplace, both to increase our market share in secondary ticketing and accelerate our traction in newer initiatives, including our entry into the original issuance ticketing market and digital advertising. We plan to continue to make targeted investments in products and services for buyers to enhance live event discovery, personalization and seamless purchase functionality. We will also continue to invest in our marketplace for our sellers. While our seller products today are primarily focused on inventory management and pricing intelligence for the secondary market, we plan to add additional features to our seller products and tools to continue reducing friction for sellers, including content rights holders with larger ticket portfolios, to list and sell their tickets on our marketplace. Our results of operations may fluctuate as we make these investments to attract buyers and sellers and drive additional growth.

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
Operations and Support
Operations and support expense is not directly related to revenue activities and primarily consists of compensation expenses for employees and outside contractors who provide buyer and seller support and allocated overhead costs. We expect our operations and support expense to continue to increase in absolute dollars as we continue to support revenue growth. We incurred additional operations and support expense during the period in which we completed the IPO as a result of the stock-based compensation expense associated with our RSUs. We also expect to continue incurring stock-based compensation expense going forward as a public company.
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

General and Administrative
General and administrative expense includes personnel-related costs for functions such as product development, finance and accounting, legal and human resources as well as indirect tax contingency expenses, legal expenses, information technology costs, allocated overhead costs, professional services expenses and restructuring costs. We expect our general and administrative expense to increase in absolute dollars as we continue to grow our business. We expect to incur additional general and administrative expense as a result of investment in growth initiatives and operating as a public company, including expenses to comply with the rules and regulations of the SEC and listing rules of NYSE, as well as higher expenses for directors and officers insurance, investor relations and professional services. We incurred additional general and administrative expense during the period in which we completed the IPO as a result of the stock-based compensation expense associated with our RSUs, stock options, warrants and restricted stock. We also expect to continue incurring stock-based compensation expense going forward as a public company.
Depreciation and Amortization
Depreciation and amortization expense primarily consists of depreciation and amortization expenses associated with our intangible assets, property and equipment and capitalized software development costs. Depreciation includes expenses associated with computer equipment and software, leasehold improvements and office furniture and equipment. Amortization includes expenses associated with our acquired intangible assets and capitalized software development costs. Depreciation and amortization are excluded from cost of revenue and operating expense line items. We also expect to continue incurring higher amortization expense related to the capitalized software development costs given the costs that were capitalized upon and subsequent to the IPO.
Other (Expense) Income
Interest Income
Interest income consists of interest earned on bank deposits, money market funds, and cash held at online payment companies, which are primarily comprised of short-term, highly liquid investments with original maturities of three months or less when purchased.
Interest Expense
Interest expense consists of interest incurred on borrowings and debt issuance costs that are amortized using the effective interest method, over the term of the debt. Interest rate swaps designated and accounted for as cash flow hedges are presented within interest expense.
Foreign Currency (Losses) Gains
Foreign currency (losses) gains represent the remeasurement of monetary assets to be received or liabilities to be paid for the settlement of a transaction denominated in a currency other than the functional currency.
(Losses) Gains on Derivatives
We use interest rate swaps to manage interest rate risk on future cash flows. Interest rate swaps not designated as a cash flow hedge are presented in (losses) gains on derivatives.
For derivative instruments that are not designated as hedging instruments, any change in fair value during the reporting period is recognized in our consolidated statements of operations. For derivative instruments that are designated as cash flow hedges, any change in fair value during the period is reported as a component of accumulated other comprehensive loss on our consolidated balance sheets and subsequently reclassified into our consolidated statements of operations in the same period the forecasted hedged interest payments affects earnings.

(Provision) Benefit for Income Taxes
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
Results of Operations
The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue	$1,745,188	$1,770,645	$1,367,719
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	313,984	334,102	231,870
Operations and support (1)	63,229	59,451	66,611
Sales and marketing (1)	971,717	827,972	517,795
General and administrative (1)	1,714,628	386,531	275,456
Depreciation and amortization	25,604	24,532	22,753
Total costs and expenses	3,089,162	1,632,588	1,114,485
(Loss) income from operations	(1,343,974)	138,057	253,234
Interest income	42,412	41,118	22,514
Interest expense	(140,035)	(179,778)	(155,942)
Other income (expense), net	4,552	1,907	(1,784)
Foreign currency (losses) gains	(89,664)	41,070	(24,730)
Loss on extinguishment of debt	(18,492)	(8,216)	—
(Losses) gains on derivatives	(139)	3,101	(7,696)
Total other expense, net	(201,366)	(100,798)	(167,638)
(Loss) income before income taxes	(1,545,340)	37,259	85,596
(Provision) benefit for income taxes	(360,594)	(40,059)	319,605
Net (loss) income	$(1,905,934)	$(2,800)	$405,201
(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$23,808	$—	$—
Operations and support	6,033	—	—
Sales and marketing	28,840	—	—
General and administrative	1,388,987	7,737	34,897
Total stock-based compensation expense	$1,447,668	$7,737	$34,897

Upon the Company’s IPO, we recognized $1,400.7 million of stock-based compensation expense, net of $27.1 million capitalized for internally developed software, associated with RSUs, stock options and restricted stock for which the service-based and performance-based vesting conditions, as applicable, were fully or partially satisfied in connection with the IPO.
Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		$ Change	% Change
	2025	2024

	(in thousands, except percentages)
Revenue	$1,745,188	$1,770,645	$(25,457)	(1.4)%
The overall decrease in our revenue in the amount of $25.5 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is primarily attributable to a decrease of $75.0 million due to a lower average transaction fee rate we charge to buyers and sellers on each transaction and a decrease of $69.0 million in sales of tickets for which we assumed inventory risk. This is partially offset by growth in GMS, which was primarily due to an increase in transaction volume on our platform and a decrease of $4.1 million in refunded transaction fees as compared to 2024, primarily driven by fewer cancellations by top-tier artists.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Year Ended December 31,		$ Change	% Change
	2025	2024

	(in thousands, except percentages)
Cost of revenue (exclusive of depreciation and amortization)	$313,984	$334,102	$(20,118)	(6.0)%
The overall decrease in our cost of revenue (exclusive of depreciation and amortization) in the amount of $20.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is primarily attributable to a decrease of $47.8 million in inventory costs and a reduction of $35.7 million in ticket substitution and replacement costs. This is partially offset by an increase of $40.0 million in payment processing costs related to the increase in the volume of transactions we facilitated during the year ended December 31, 2025 and an increase of $23.8 million related to stock-based compensation expense recognized as a result of our IPO.
Operations and Support

	Year Ended December 31,		$ Change	% Change
	2025	2024

	(in thousands, except percentages)
Operations and support	$63,229	$59,451	$3,778	6.4%
The overall increase in operations and support expenses in the amount of $3.8 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is primarily attributable to an increase of $6.0 million related to stock-based compensation expense recognized as a result of our IPO and an increase in outsourced customer support. This is partially offset by a decrease in employee headcount.
Sales and Marketing

	Year Ended December 31,		$ Change	% Change
	2025	2024

	(in thousands, except percentages)
Sales and marketing	$971,717	$827,972	$143,745	17.4%
The overall increase in sales and marketing expenses in the amount of $143.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is primarily attributable to an increase of $105.1 million in advertising expenses driven by an increase in transaction volume, increased customer acquisition costs to drive relative market share gains, investment in new initiatives, and an increase of $28.8 million related to stock-based compensation expense recognized as a result of our IPO.

General and Administrative

	Year Ended December 31,		$ Change	% Change
	2025	2024

	(in thousands, except percentages)
General and administrative	$1,714,628	$386,531	$1,328,097	343.6%
The overall increase in general and administrative expense in the amount of $1,328.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is primarily attributable to an increase of $1,381.3 million related to stock-based compensation expense recognized as a result of our IPO. This is partially offset by a decrease of $25.7 million of one-time expenses in connection with our loan extension in 2024 and a decrease of $18.8 million in professional services fees.
Depreciation and Amortization

	Year Ended December 31,		$ Change	% Change
	2025	2024

	(in thousands, except percentages)
Depreciation and amortization	$25,604	$24,532	$1,072	4.4%
Depreciation and amortization expenses increased $1.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to increased depreciation and amortization for new assets placed into service.
Interest Income

	Year Ended December 31,		$ Change	% Change
	2025	2024

	(in thousands, except percentages)
Interest income	$42,412	$41,118	$1,294	3.1%
Interest income increased $1.3 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to higher cash and cash equivalent balances throughout the year, partially offset by lower interest rates.
Interest Expense

	Year Ended December 31,		$ Change	% Change
	2025	2024

	(in thousands, except percentages)
Interest expense	$(140,035)	$(179,778)	$39,743	(22.1)%
Interest expense decreased $39.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a decrease of $39.0 million due to lower variable interest rates for our outstanding term loans and repayments of principal of our 2024 USD Term Loan, as well as a one-time reclassification of $24.0 million from accumulated other comprehensive income to interest expense as a reduction of interest expense due to the partial termination of an interest rate swap. This is partially offset by an increase of $20.6 million on settlement from an interest rate swap.

Foreign Currency (Losses) Gains

	Year Ended December 31,		$ Change	% Change
	2025	2024

	(in thousands, except percentages)
Foreign currency (losses) gains	$(89,664)	$41,070	$(130,734)	*
* Not meaningful
Foreign currency losses increased $130.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, which is primarily attributable to the remeasurement of our 2024 Euro Term Loan obligation, indirect tax contingencies and litigation reserves primarily driven by changes in exchange rates.
Loss on Extinguishment of Debt

	Year Ended December 31,		$ Change	% Change
	2025	2024

	(in thousands, except percentages)
Loss on extinguishment of debt	$(18,492)	$(8,216)	$(10,276)	125.1%
Loss on extinguishment of debt increased $10.3 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to debt paydowns in 2025. This resulted in the partial write-off of the remaining original issuance discount and unamortized debt issuance costs.
(Losses) Gains on Derivatives

	Year Ended December 31,		$ Change	% Change
	2025	2024

	(in thousands, except percentages)
(Losses) gains on derivatives	$(139)	$3,101	$(3,240)	*
* Not meaningful
Gains on derivatives decreased $3.2 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily as a result of a decrease in the settlement received of an interest rate swap derivative, which is not designated as a cash flow hedge.
Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2025	2024

	(in thousands, except percentages)
Provision for income taxes	$(360,594)	$(40,059)	$(320,535)	800.2%
Provision for income taxes increased $320.5 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a valuation allowance being recorded on our U.S. deferred tax assets. The tax provision for the twelve months ended December 31, 2024 was primarily attributable to the tax expense incurred in connection with our legal entity restructuring completed in 2024.

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
The following table summarizes our key business metric and non-GAAP financial measures (along with the most directly comparable GAAP measures) for the periods indicated:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Key Business Metric
GMS(1)	$9,160,547	$8,679,626	$6,857,159
Non-GAAP Financial Measures
Net (loss) income (GAAP)	$(1,905,934)	$(2,800)	$405,201
Adjusted EBITDA(2)	$232,436	$298,675	$353,919
Net cash provided by operating activities (GAAP)	$192,569	$261,487	$307,391
Free cash flow(3)	$158,189	$255,110	$301,954
(1)    See “—Key Business Metric—Gross Merchandise Sales” below for more information.
(2)    See “—Non-GAAP Financial Measures—Adjusted EBITDA” below for more information.
(3)    See “—Non-GAAP Financial Measures—Free Cash Flow” below for more information.
Key Business Metric
Gross Merchandise Sales
Gross Merchandise Sales (“GMS”) represents the total dollar value paid by buyers for ticket transactions and fulfillment. GMS includes fees we charge buyers and sellers that can vary by transaction, as well as the net proceeds we remit to sellers. Our definition of GMS does not include applicable sales, value-added and other indirect taxes, shipping costs and the impact of discounts and coupons as well as event cancellations or expected cancellations after the initial transaction on our platform. We believe it is useful to exclude these items, primarily refunds due to event cancellations, as GMS is a key metric used by management to measure business performance.
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
In 2025, our GMS grew 6% year-over-year due to ongoing market share growth in the North American secondary market and continued growth in international markets and direct issuance. Excluding the impact of Taylor Swift's "Eras" tour in the prior year period, our year-over-year GMS growth was 18%.

Non-GAAP Financial Measures
Adjusted EBITDA
We calculate Adjusted EBITDA as net (loss) income excluding results from non-operating sources including interest income and expense, provision (benefit) for income taxes, other (income) expense, net, foreign currency losses (gains), losses (gains) on derivatives, depreciation and amortization, acquisition-related costs, stock-based compensation expense, debt refinancing costs and loss on extinguishment of debt, indirect tax contingency costs, litigation reserves and other costs and expenses.
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
The following table presents a reconciliation of net (loss) income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except percentages)
Net (loss) income	$(1,905,934)	$(2,800)	$405,201
Add (deduct):
Interest income	(42,412)	(41,118)	(22,514)
Interest expense	140,035	179,778	155,942
Provision (benefit) for income taxes	360,594	40,059	(319,605)
Other (income) expense, net	(4,552)	(1,907)	1,784
Foreign currency losses (gains)	89,664	(41,070)	24,730
Losses (gains) on derivatives	139	(3,101)	7,696
Depreciation and amortization	25,604	24,532	22,753
Debt refinancing costs and loss on extinguishment of debt(1)	18,492	33,886	—
Acquisition-related costs(2)	250	1,374	3,868
Stock-based compensation expense(3)	1,447,668	7,737	34,897
Indirect tax contingency costs(4)	53,504	52,118	34,645
Litigation reserves(5)	37,080	44,483	—
Other costs and expenses(6)	12,304	4,704	4,522
Adjusted EBITDA	$232,436	$298,675	$353,919

Revenue	$1,745,188	$1,770,645	$1,367,719
Net (loss) income as a percentage of revenue	(109)%	0%	30%
Adjusted EBITDA as a percentage of revenue	13%	17%	26%
1.During the year ended December 31, 2025, we incurred $18.5 million of loss on extinguishment of debt as a result of our early principal payments related to the 2024 USD Term Loan of $750.0 million and $150.0 million, which are non-recurring transactions. During the year ended December 31, 2024, we incurred $25.7 million of professional service fees related to our debt refinancing in 2024, which is a non-recurring transaction, and $8.2 million of loss on extinguishment of debt. As such, we do not consider these associated costs to be representative of the ongoing financial performance of our core business.
2.During the years ended December 31, 2025, 2024 and 2023, we incurred $0.3 million, $1.4 million and $3.9 million of transaction and integration costs, respectively, attributable to activities associated with our acquisition of the StubHub business from eBay Inc. (the "StubHub Acquisition"), including for certain personnel-related integration costs for certain StubHub employees we retained following the StubHub Acquisition, significant legal and other consultative fees in connection with the U.K. Competition and Markets Authority's approval proceedings and efforts to integrate acquired information technology infrastructure. We do not consider these costs to be representative of the ongoing financial performance of our core business, and we do not expect these costs to be significant going forward.
3.Upon our IPO, we recognized $1,400.7 million of stock-based compensation expense, net of $27.1 million capitalized for internally developed software, associated with RSUs, stock options and restricted stock for which the service-based and performance-based vesting conditions, as applicable, were fully or partially satisfied in connection with the IPO.
4.During the years ended December 31, 2025, 2024 and 2023, we incurred $51.5 million, $44.1 million and $33.9 million of expenses, respectively, associated with potential indirect tax contingencies for withholding obligations and $2.0 million, $8.0 million and $0.7 million of professional service costs, respectively.
5.During the years ended December 31, 2025 and 2024, we incurred $37.1 million and $44.5 million, respectively, for expenses due to a litigation-related loss contingency for specific matters for which we deemed loss to be probable as described in Note 14, “Commitments and Contingencies” to our consolidated financial statements. We do not consider these costs to be representative of ordinary course litigation or the ongoing financial performance of our core business.
6.Represents (a) a one-time expense to terminate an intellectual property rights licensing agreement of $7.7 million for the year ended December 31, 2025, (b) personnel-related costs related to our customer service office closure of $0.2 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively, (c) a one-time expense related to our IPO of $4.4 million for the year ended December 31, 2025, (d) entity restructuring costs associated with the transfer of certain intangible assets and restructuring of our wholly owned subsidiaries of $1.2 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively, (e) a one-time expense to terminate our headquarters' lease of $1.5 million for the year ended December 31, 2023 and (f) non-capitalizable offering-related expenses related to our potential listing on a national securities exchange of $0.7 million for the year ended December 31, 2023. We do not consider these expenses to be representative of the ongoing financial performance of our core business.
During the year ended December 31, 2025, the decrease in Adjusted EBITDA, compared to the prior year, was driven by lower average transaction fee rate we charge to buyers and sellers on each transaction, increased customer acquisition spend to accelerate our relative market share gains and investment in new initiatives, partially offset by increased transaction volume on our platform and increased capitalization of internal-use software.
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

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with GAAP, to free cash flow:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net cash provided by operating activities(1)	$192,569	$261,487	$307,391
Less: Capitalized software development costs	(31,532)	(2,625)	(2,009)
Less: Purchases of property and equipment	(1,393)	(1,666)	(1,722)
Less: Purchases of intangible assets	(1,455)	(2,086)	(1,706)
Free cash flow	$158,189	$255,110	$301,954
(1) Includes $139.5 million, $147.1 million and $133.2 million of interest payments on our outstanding debt, net of cash received on the settlement of interest rate swap derivatives, for the years ended December 31, 2025, 2024 and 2023, respectively.

Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $1,241.6 million. Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less when purchased, and are primarily comprised of bank deposits, money market funds, and cash held at online payment companies, which excludes $17.5 million of restricted cash.
On September 29, 2025, we made an early principal payment related to the 2024 USD Term Loan of $750.0 million in connection with, and using proceeds from, the IPO. Additionally, on December 16, 2025, we made an early principal payment on the 2024 USD Term Loan of $150.0 million. The paydown on September 29, 2025 was applied first to eliminate all remaining principal amortization payments that were scheduled to be paid on the principal balance of the 2024 USD Term Loan, beginning on September 30, 2025.
We expect our existing cash and cash equivalents will be sufficient to fund anticipated cash requirements for at least the next 12 months. We amended our Credit Facilities in March 2024 to extend their maturities. Our Credit Facilities mature in 2030. We expect we will be required to refinance our Credit Facilities at some point in the future. There is no assurance we would be able to obtain such funding or refinancing on acceptable terms and conditions, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition will be adversely affected.
Our primary requirements for liquidity are for general corporate purposes and servicing our indebtedness. To date, we have financed our operations principally through cash from operations, private placements of our redeemable preferred stock and proceeds from our credit facilities.
Credit Facilities
On March 15, 2024, we entered into the fourth amendment to the Credit Agreement to refinance the USD Term Loan B, USD Term Loan B2, Euro Term Loan B and Revolving Credit Facility (the “Refinancing”). As a result of the Refinancing, the refinanced Euro Term Loan B (the “2024 Euro Term Loan”) has a maturity date of March 2030, aggregate principal balance €452.4 million and an interest rate equal to EURIBOR, subject to a floor of 0.00%, plus 5.00%. As of December 31, 2025, the interest rate for the 2024 Euro Term Loan was 6.90%. In addition, as a result of the Refinancing, the outstanding principal balance of each of the USD Term Loan B and USD Term Loan B2 were consolidated into one loan (the “2024 USD Term Loan” and together with the 2024 Euro Term Loan and the Revolving Credit Facility, the “Credit Facilities”). The 2024 USD Term Loan has a maturity date of March 2030, initial aggregate principal balance of $1,952.6 million and an interest rate equal to SOFR, subject to a floor of 0.00%, plus 4.75%. As of December 31, 2025, the interest rate for the 2024 USD Term Loan was 8.47%. After six months following the effective date of the Refinancing, we have an option to prepay part or all of both the 2024 USD Term Loan and the 2024 Euro Term Loan prior to maturity without penalty. On June 24, 2024, we repaid $24.0 million of the outstanding principal of the 2024 USD Term Loan. On September 29, 2025, we made an early principal payment related to the 2024 USD Term Loan of $750.0 million in connection with, and using proceeds from, the IPO. Additionally, on December 16, 2025, the Company made an early principal payment on the 2024 USD Term Loan of $150.0 million. The paydown on September 29, 2025 was applied first to eliminate all remaining principal amortization payments that were scheduled to be paid on the principal balance of the 2024 USD Term Loan, beginning on September 30, 2025. The principal balance of the 2024 USD Term Loan was $1,004.2 million as of December 31, 2025.

The Revolving Credit Facility initially allowed for an initial aggregate principal amount of $125.0 million, including: (i) a $30.0 million letter of credit sublimit and (ii) a $30.0 million swingline loans sublimit. On March 13, 2023, as part of the SOFR Amendment, the interest rate per annum for the Revolving Credit Facility was amended to equal to SOFR, subject to a floor of 0.00%, plus 3.61448%. On March 15, 2024, as part of the Refinancing, we extended the maturity date of the Revolving Credit Facility from February 2025 to March 2028. On June 27, 2024, we entered into the fifth amendment (as amended) to the Credit Agreement to increase the commitment under the Revolving Credit Facility, subject to certain conditions, including the occurrence of an initial public offering. On September 29, 2025, the Company met the conditions, including the occurrence of a Qualified IPO, under Amendment No. 5 related to the Revolving Credit Facility that increased the aggregate principal amount to $565.0 million, including: (i) a $120.0 million letter of credit sublimit and (ii) a $60.0 million swingline loan sublimit. The maturity date for the Revolving Credit Facility was also extended from March 2028 to September 2030. As of December 31, 2025, there were outstanding standby letters of credit in an aggregate amount of $43.1 million under the Revolving Credit Facility that we issued in connection with our appeal bond for a litigation matter and office leases. During and as of the year ended December 31, 2025, no amounts have been drawn on the letters of credit. The available balance under the letter of credit sublimit for Revolving Credit Facility was $76.9 million as of December 31, 2025.
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
As of December 31, 2025, we had $1,535.2 million outstanding under our term loan Credit Facilities. As of December 31, 2025, there were no outstanding amounts drawn on the Revolving Credit Facility.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net cash provided by operating activities	$192,569	$261,487	$307,391
Net cash used in investing activities	$(34,380)	$(6,377)	$(5,437)
Net cash provided by (used in) financing activities	$71,792	$(46,710)	$94,133
Cash Flows from Operating Activities
For the year ended December 31, 2025, net cash provided by operating activities was $192.6 million, primarily resulting from a net loss of $1,905.9 million, after consideration of non-cash charges of $1,951.5 million. Net cash inflows from the change in net operating assets and liabilities of $147.0 million were primarily due to a $106.5 million increase in payments due to buyers and sellers driven by improvements in GMS, a $65.1 million increase in other non-current liabilities and a $37.7 million increase in accrued expenses. The non-cash items included in our net loss for the year ended December 31, 2025 relate primarily to stock-based compensation charges of $1,447.7 million, deferred income taxes of $356.8 million and unrealized foreign exchange losses of $91.4 million.

For the year ended December 31, 2024, net cash provided by operating activities was $261.5 million, primarily resulting from net loss of $2.8 million, after consideration of non-cash charges of $88.0 million. Net cash inflows from the change in net operating assets and liabilities of $176.3 million were primarily due to a $91.4 million increase in accrued expenses, a $73.5 million increase in accounts payable, a $30.2 million increase in payments due to buyers and sellers driven by improvements in GMS and a $19.7 million increase in other non-current liabilities partially offset by a $30.0 million decrease in other non-current assets. The non-cash items included in our net loss for the year ended December 31, 2024 relate primarily to unrealized foreign exchange gains of $40.5 million, deferred income taxes of $57.7 million, amortization of intangibles of $22.3 million and losses on derivatives of $14.2 million.
For the year ended December 31, 2023, net cash provided by operating activities was $307.4 million, primarily resulting from a net income of $405.2 million, after consideration of non-cash charges of $214.7 million. Net cash inflows from the change in net operating assets and liabilities of $116.9 million were primarily due to a $131.3 million increase in payments due to buyers and sellers driven by improvements in GMS and $51.0 million increase in other non-current liabilities, partially offset by a $25.7 million decrease in accounts payable, a decrease in other non-current assets of $14.7 million and a decrease in accrued expenses and other current liabilities of $13.9 million. The non-cash items included in our net income for the year ended December 31, 2023 relate primarily to deferred income taxes of $326.0 million, stock-based compensation expense of $34.9 million, losses on derivatives of $22.6 million, unrealized foreign exchange losses of $21.8 million and amortization of intangible assets of $21.1 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2025 was $34.4 million, which was primarily related to capitalized software development costs.
Net cash used in investing activities during the year ended December 31, 2024 was $6.4 million, which was primarily related to capitalized software development costs as well as purchases of intangible assets and property.
Net cash used in investing activities during the year ended December 31, 2023 was $5.4 million, which was primarily related to capitalized software development costs as well as purchases of property and intangible assets.
Cash Flows from Financing Activities
Net cash provided by financing activities during the year ended December 31, 2025 was $71.8 million, which was primarily comprised of proceeds of $758.0 million from the issuance of common stock in the IPO, net of underwriting discounts and commissions, proceeds from the issuance of Series O redeemable preferred stock of $254.9 million and proceeds from the issuance of Series N redeemable preferred stock of $50.0 million. This is partially offset by the repayment of long-term debt obligations of $909.8 million and payment of tax withholding obligations on vested equity awards of $86.3 million.
Net cash used in financing activities during the year ended December 31, 2024 was $46.7 million, which was primarily comprised of repayment of long-term debt obligations of $506.6 million, partially offset by proceeds from issuance of long-term debt obligations of $443.5 million in connection with the Refinancing as well as $24.0 million of proceeds from the issuance of Series M redeemable preferred stock.
Net cash provided by financing activities during the year ended December 31, 2023 was $94.1 million, which was primarily comprised of the issuance of Series L redeemable preferred stock of $115.0 million, partially offset by repayment of long-term debt obligations of $20.3 million.
Contractual Obligations
We have operating lease commitments, which are comprised of the minimum commitments for our office space. See Note 13, “Leases” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
We have other purchase commitments, which primarily relate to contractual inventory costs, partnership and sponsorship fees, as well as vendor costs. See Note 14, “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Off-Balance Sheet Arrangements
As of December 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report are prepared in accordance with GAAP. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the related disclosures at the date of our financial statements, as well as the reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows could be affected.
The critical accounting estimates, assumptions and judgments that we believe have the most significant impact to the preparation of our consolidated financial statements are described below. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Revenue Recognition
Our revenue is primarily generated from the facilitation of buyers and sellers who desire to enter into a transaction to buy or sell live event tickets. Revenue consists primarily of: (i) fees charged to buyers and sellers of tickets when a transaction is executed on our platform and (ii) shipping fees charged to buyers of tickets. Fee structures can vary between jurisdictions for a variety of commercial reasons including competitive pricing and complying with local law and regulatory requirements. We charge buyers a transaction fee in addition to the price of the tickets. This fee covers the cost of maintaining our platform, guaranteeing tickets and providing customer service. Depending on the geographic market or live event, we may also charge sellers a transaction fee, which, if applicable, is deducted from the payment remitted to the seller. We provide incentives to buyers and sellers in various forms, including discounts on fees, discounts on items sold and coupons. Promotions and incentives that are consideration payable to a customer are recognized as a reduction of revenue at the time when the incentive is provided or issued to the customer.
With respect to the facilitation of buyers and sellers who desire to enter into a transaction to buy or sell live event tickets, we have identified two performance obligations related to the core services offered: (i) transaction facilitation between buyers and sellers and (ii) shipping facilitation. The determination of whether we act as a principal or an agent in the fulfillment of our transaction and shipping facilitation performance obligations is based on an evaluation of whether we control the goods and services before being transferred to the customer under the terms of an arrangement. Control includes considering whether we have primary responsibility for fulfillment, assume inventory risk and have discretion to establish prices, among other indicators. When providing transaction facilitation between a buyer and a seller, we act as an agent as we do not set prices for tickets and are not responsible for providing tickets. As such, revenue from transaction facilitation earned by us for providing access to our marketplace platform and performing listing and transaction facilitation services is recorded net of the price of the tickets and recognized at the point in time the sale is executed. As part of facilitating transactions on our marketplace platform, we provide buyers with the ability to have tickets shipped to a specified address, and sellers the ability to ship paper tickets by providing them access to our pre-negotiated shipping contracts for a fee. The shipping fee is set by us and we act as a principal for shipping facilitation and revenue is recognized at the point in time the shipping label has been provided by us to the seller. As such, payments by customers to us for shipping facilitation are recorded on a gross basis as revenue in our consolidated statements of operations, while the shipping expenses are included in cost of revenue.

In addition, to help accelerate content rights holders’ adoption of our marketplace as a distribution channel for original issuance tickets, we initially entered into agreements with certain content rights holders to reduce the perceived operational burden and economic risk of utilizing our marketplace. For example, in some cases, in exchange for agreeing to list a certain number of original issuance tickets, we agreed to remit to the content rights holder a minimum amount of proceeds for that bundle of tickets. These agreements contained terms and conditions indicating that we have control over such tickets prior to the tickets being sold to a buyer. Therefore, we acted as principal with respect to the sale of those tickets, and the tickets were considered to be inventory. With respect to the sale of inventory, we identified one performance obligation, which is to transfer control of the inventory to the buyer once a ticket has been purchased. Revenue is recorded on a gross basis, based on the total sale price of these tickets, including transaction fees, and is recognized at the point in time the buyer purchases the ticket, while the inventory costs are included in cost of revenue in our consolidated statements of operations.
Ticketing marketplaces, including our platform, have general terms and conditions that require a refund to the buyer for the total amount of their ticket purchase, inclusive of transaction fees, if an event is cancelled or tickets are invalid. We determined this is not considered a separate performance obligation, but rather a stand-ready obligation to provide a return. Therefore, it is deemed an element of variable consideration, which could result in a reduction to revenue.
Revenue is recognized net of value-added taxes, sales taxes and similar taxes, and estimated cash refunds and sales credits. Revenue earned from transaction facilitation and sale of inventory that occurs during a financial reporting period is recorded net of refunds for actual canceled events not previously reserved as well as an estimate for future canceled events. We assess whether an event is likely to be canceled based on event policies and historical information, and other factors including forecasted economic conditions. The refund estimates for canceled events are determined based on historical data and market conditions. Refunds for estimated canceled events are recorded as a liability within accrued expenses and other current liabilities. If an event is canceled, the amounts due to buyers are recorded within payments due to buyers and sellers on our consolidated balance sheets.
Inventory
Inventory consists primarily of original issuance tickets for which we act as principal with respect to their sale. All inventory is valued at the lower of cost or net realizable value, determined by the specific identification method. A provision is recorded to adjust inventory to its estimated net realizable value when inventory is determined to be in excess of anticipated demand trends. Inventory write-downs are presented in cost of revenue in the consolidated statements of operations.
Stock-Based Compensation
We issue stock-based compensation awards to employees, officers, directors and non-employees in the form of RSUs, stock options, warrants, and restricted stock. We measure and recognize compensation expense for stock-based awards based on the fair value of the award on the date of grant.
The fair value of restricted stock and RSUs that vest based on service and performance conditions is measured using the fair value of our common stock on the date of the grant. The fair value of stock options and warrants that vest based on service and performance conditions is measured using the Black-Scholes option pricing model on the date of grant. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the risk-free interest rate, the expected term of the award, the expected volatility of our common stock and the expected dividend yield of our common stock. The Black-Scholes assumptions are summarized as follows:
•    Fair Value of Common Stock. Prior to the completion of the IPO, the fair value of the shares of common stock underlying our stock-based awards was historically determined by our board of directors as there was no public market for the underlying common stock. The Company's board of directors determined the fair value of our common stock by considering a number of objective and subjective factors including input from management, contemporaneous third-party valuations of our common stock, the valuation of the comparable companies, sales of our common stock and redeemable preferred stock to outside investors in arms-length transactions, our operating and financial performance, the lack of marketability and general and industry-specific economic outlook, amongst other factors. Upon the completion of the IPO, the fair value of the shares of common stock is based on the closing stock price as quoted by the principal exchange on which the shares are listed.
•    Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon bonds with maturities equivalent to the option’s expected term.
•    Expected Term. The expected term of stock options or warrants has been determined either using the simplified method, which uses the midpoint between the vesting date and the contractual term, or the contractual term.

•    Expected Volatility. Prior to the Company having sufficient historical trading history, the expected volatility is derived by referencing the implied historical volatility of comparable publicly traded entities over a period equal to the expected term of the stock options. After the Company has sufficient historical trading history, the expected volatility will be based on the Company's implied historical volatility over a period equal to the expected term of the stock options.
•    Expected Dividend Yield. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero.
The fair value of stock options and RSUs that vest based on market conditions is measured using a Monte Carlo simulation on the date of grant. The Monte-Carlo simulation method incorporates the possibility that the market-based condition may not be satisfied, and various highly subjective assumptions, including expected volatility of our common stock, expected term, risk-free interest rates and, for awards granted prior to the completion of the IPO, the fair value of the common stock.
The assumptions used to determine the fair value of the awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The fair value of awards that vest based only on continuous service is recognized on a straight-line basis over the requisite service period of the awards. The fair value of awards that vest based on performance or market conditions is recognized over the requisite service period using the accelerated attribution method. We determine the requisite service period for awards that vest based on market conditions by comparing the derived service period to achieve the market-based vesting condition and the explicit time-based service period, using the longer of the two service periods as the requisite service period. Stock-based compensation expense is only recognized for awards with performance conditions once the performance condition becomes probable of being achieved. We account for forfeitures of stock-based awards when they occur.
Changes to the terms and conditions of a stock-based compensation award that change the fair value, vesting condition, or classification of an award are treated as modifications. A modification is treated as an exchange of the original award for a new award. When the terms of a stock-based compensation award are modified, the minimum expense recognized is the grant date fair value of the original award, provided the original vesting terms of the award are met. An additional incremental expense is measured on the date of the modification for any increase in the total fair value of the award.
Stock-based compensation arrangements accounted for as liability-classified awards are remeasured to fair value at the end of each reporting period through the settlement date. Changes in the fair value of the liability-classified awards are recognized during the period in which the changes occur.
Impairment of Goodwill and Indefinite-Lived Intangible Assets and Other Long-Lived Assets
Goodwill and Indefinite-Lived Intangible Assets
We evaluate indefinite-lived intangible assets, including goodwill and trademarks and trade names, annually during the fourth quarter for impairment or more frequently if events and circumstances indicate that it is more likely than not that the goodwill or other indefinite-lived intangible assets are impaired.
Events that could indicate impairment of goodwill and other indefinite-lived intangible assets that trigger an impairment assessment include, but are not limited to, adverse economic market conditions, long-term declining industry outlook conditions, entity-specific financial underperformance and other adverse legal and regulatory events. We perform our goodwill impairment assessment at the reporting unit level. Our reporting unit is aligned with the organizational structure of our business and we have concluded that we have a single reporting unit.
We perform impairment testing for goodwill or other indefinite-lived intangible assets using a two-step process. First, a qualitative assessment using relevant events and circumstances is performed to determine whether it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset is less than its carrying value. Second, if the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, a quantitative assessment is required. We may also bypass the qualitative assessment for a reporting unit or indefinite-lived asset and directly perform a quantitative assessment.
When a quantitative assessment is performed, the fair value of the reporting unit or the fair value of an indefinite-lived intangible asset is compared with its carrying amount. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, then such indefinite-lived intangible asset is written down by an amount equal to the excess of carrying value over fair value. If the carrying value of a reporting unit exceeds its fair value, then we recognize a goodwill impairment for the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to the reporting unit.

To evaluate goodwill and indefinite-lived intangible assets in a quantitative impairment assessment, the fair value of the reporting unit or the fair value of an indefinite-lived intangible asset is estimated using income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future cash flows, discounted using a market participant discount rate. Failure to achieve these expected results, or changes in the discount rate or market pricing metrics may cause a future impairment of goodwill at the reporting unit or an indefinite-lived intangible asset.
Long-Lived Assets
We evaluate long-lived assets held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Events that could indicate impairment of long-lived assets that trigger an impairment assessment include, but are not limited to, adverse economic market conditions, long-term declining industry outlook conditions, entity-specific financial underperformance and adverse legal and regulatory events. An asset group held and used is considered impaired to the extent its carrying amount exceeds the undiscounted future net cash flows the asset group held and used is expected to generate. Measurement of any impairment loss is based on the excess of the carrying value of the asset group over its fair value. An asset group to be disposed of is reported at the lower of its carrying amount or fair value less costs to sell.
Interest Rate Derivatives
We only use derivatives for risk management purposes. We do not use any derivative instruments for trading or speculative purposes. We use interest rate swaps to manage interest rate risk on future cash flows, with certain of these swaps designated and accounted for as cash flow hedges until December 15, 2025, when we voluntarily discontinued hedge accounting. Derivative instruments are recognized on the consolidated balance sheets at fair value each reporting period. Gains and losses resulting from changes in the fair value of derivative instruments not qualifying as a cash flow hedge are recognized within (losses) gains on derivatives in the consolidated statements of operations. We classify recurring cash flows related to derivative instruments as operating activities in the consolidated statements of cash flows.
The criteria used to determine if hedge accounting treatment is appropriate are: (a) formal designation and documentation of the hedging relationship, the risk management objective and hedging strategy at hedge inception, (b) eligibility of hedged items, transactions and corresponding hedging instrument and (c) to receive hedge accounting treatment, cash flow hedge must be highly effective in offsetting changes to expected future cash flows on hedged transactions. At inception and on a quarterly basis, effectiveness of designated hedges is required to be assessed to ensure that the cash flow hedge remains highly effective. If the derivative instrument is designated as a cash flow hedge, gains and losses resulting from changes in fair value are deferred in unrealized gains (losses) on cash flow hedges, net of tax in accumulated other comprehensive income (loss) until the hedged transaction affects earnings and is presented within interest expense in the consolidated statements of operations. Until it becomes probable that the forecasted cash transactions will not occur after the discontinuation of cash flow hedge accounting, the amounts recognized in accumulated other comprehensive income (loss) prior to such discontinuance are reclassified to earnings when the forecasted transactions affect earnings. The Company classifies payments associated with the partial or full termination of interest rate swaps as financing activities in the consolidated statements of cash flows.
See Note 12, “Interest Rate Derivatives” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
We recognize the estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their schedule expiration dates as assets or liabilities measured at fair value. These assets and liabilities are recognized as Level 2 within the fair value hierarchy as they are measured based on observable inputs. See Note 3, “Fair Value Measurements” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
Loss Contingencies
We are involved in various claims, litigation, fines and penalties that arise in connection with our business. We record a liability in accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheets when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the consolidated financial statements. If we determine that a loss is either probable or reasonably possible, but the loss or range of loss cannot be estimated, we disclose that fact in the consolidated financial statements. Significant judgment is required to determine both probability and the estimated amount.

We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to the provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss. The outcomes of litigation, indirect tax examinations and investigations are inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of the estimated amounts, our consolidated statements of operations, consolidated balance sheets, or consolidated statements of cash flows, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
We recognize estimated losses from contingencies in general and administrative expense in the consolidated statements of operations. Legal fees are expensed as incurred. See Note 14, “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
(Provision) Benefit for Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws within each jurisdiction are subject to interpretation of the related tax regulations and administrative practices, and may be subject to significant change, with or without notice, due to economic, political or other conditions. Judgment is required in determining our (provision) benefit for income taxes and deferred tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
We utilize the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities arise from the temporary differences between the tax basis of an asset or liability and our reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. In establishing deferred income tax assets and liabilities, management makes judgments based on the enacted tax laws and published tax guidance applicable to us as well as the amount and jurisdiction of future taxable income. Deferred tax assets and liabilities are recorded and the need for valuation allowances is evaluated to reduce the deferred tax assets to amounts expected to be realized. We regularly assess our ability to realize deferred tax assets on a jurisdiction-by-jurisdiction basis, which is highly judgmental and requires subjective weighting of such evidence. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized.
In the fourth quarter of 2025, we determined that it was not more likely than not that our U.S. federal and state deferred tax assets and certain of our foreign deferred tax assets were realizable. In evaluating the realizability of these deferred tax assets, we considered all available evidence, both positive and negative. As of December 31, 2025, we were in a three-year cumulative loss position, which is considered significant negative evidence that is both objective and verifiable. Therefore, as of December 31, 2025 we recorded a valuation allowance of $526.5 million against our U.S. and certain foreign net deferred tax assets. We will continue to assess our ability to realize deferred tax assets on a quarterly basis. An increase or decrease in the valuation allowance would result in a respective increase or decrease in our effective tax rate in the period the increase or decrease occurs.
We account for uncertainty in income tax positions by recognizing a tax benefit when a tax position is more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate audit settlement.
The evaluation and assessment of our tax obligations are inherently subjective due to the complexity and uncertainty of these matters and the administrative, regulatory or judicial processes in certain jurisdictions. While we believe that we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the (provision) benefit for income taxes and the effective tax rate in the period in which such determination is made.
Recent Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of business. These risks primarily result from fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk is influenced primarily by changes in interest rates on interest payments related to our Credit Facilities. We had $1,535.2 million outstanding under our Credit Facilities as of December 31, 2025. See Note 10, “Long-Term Debt Obligations” to our consolidated financial statements included elsewhere in this Annual Report for more information. Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. When deemed appropriate, we manage our risk from interest rate fluctuations through the use of derivative instruments, such as interest rate swaps to establish fixed rates on variable rate debt.
We entered into several fixed interest rate swap contracts to address the variable interest rate risk on our term loan debt. These interest rate swaps had the economic effect of modifying the variable interest obligations based on SOFR and EURIBOR, each plus a spread associated with $1,535.2 million of the long-term debt so that the interest payable on these effectively became fixed. These fixed interest rate swap contracts are due to mature in February 2027. See Note 12, “Interest Rate Derivatives” to our consolidated financial statements included elsewhere in this Annual Report for more information.
As of December 31, 2025, after taking into account the effect of our interest rate swap agreements that were in effect as of such date, all of our long-term debt then outstanding was at a fixed interest rate. A hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements.
We had cash and cash equivalents of $1,241.6 million as of December 31, 2025. Our cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less when purchased and are primarily comprised of bank deposits, money market funds, and cash held at online payment companies. Our cash and cash equivalents are held for working capital purposes and such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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
Transaction Risk
Movements in currency exchange rates affect the remeasurement of monetary assets to be received or liabilities to be paid for the settlement of a transaction denominated in a currency other than the functional currency, commonly referred to as foreign currency transaction risk. Remeasurement of such amounts are reported as foreign currency losses in our consolidated statements of operations. Our 2024 Euro Term Loan obligation is exposed to foreign currency transaction risk, thus changes in the euro to U.S. dollar exchange rate will cause foreign currency gains or losses. A hypothetical 10% change in the euro to U.S. dollar exchange rate applied to the 2024 Euro Term Loan obligation as of December 31, 2025 would have resulted in a $53.1 million change to foreign currency losses as reported in our consolidated statement of operations for the year ended December 31, 2025. Excluding the impact to our 2024 Euro Term Loan, a hypothetical 10% change in foreign currency exchange rates applied to net monetary assets and liabilities as of December 31, 2025 denominated in currencies other than their functional currencies would not have had a material impact on our consolidated financial results. At this time, we do not, but we may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency transaction risk. Accordingly, we expect foreign currency transaction risk to continue to impact our financial results, especially as it relates to our euro denominated 2024 Euro Term Loan.

Translation Risk
Movements in currency exchange rates affect the remeasurement of net asset or liability positions of our foreign operations from their functional currency to our U.S. dollars reporting currency. The consequences of translating such amounts are reported as a component of accumulated other comprehensive income on our consolidated balance sheets.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of StubHub Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of StubHub Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable preferred stock, redeemable common stock and stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Consolidated Financial Statements - Impact of Controls Related to Financial Reporting
The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, (i) designing and maintaining an effective control environment commensurate with the Company’s financial reporting requirements; (ii) designing and maintaining effective controls in response to the risks of material misstatement; (iii) designing and maintaining formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation and review of journal entries and account reconciliations; (iv) designing and maintaining controls over the preparation of the financial statements and related disclosures; and (v) designing and maintaining effective controls over information technology general controls for information systems that are relevant to the preparation of the consolidated financial statements.

The principal considerations for our determination that performing procedures relating to the consolidated financial statements - impact of controls related to financial reporting is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to business processes that affect substantially all financial statement account balances and disclosures. As disclosed by management, material weaknesses existed during the year as the Company did not (i) design and maintain an effective control environment commensurate with the Company’s financial reporting requirements; specifically, maintaining a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting and reporting requirements; (ii) design and maintain effective controls in response to the risks of material misstatement; specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting; (iii) design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls over the preparation and review of journal entries and account reconciliations; (iv) design and maintain controls over the preparation of the financial statements and related disclosures; and (v) design and maintain effective controls over information technology general controls for information systems that are relevant to the preparation of the consolidated financial statements, including controls over program change management, user access, computer operations, and program development.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses that existed during the year. These procedures also included (i) evaluating whether segregation of duties were maintained over the preparation and review of account reconciliations and recording of journal entries; (ii) testing the completeness and accuracy of financial reporting, including the classification and presentation of accounts and disclosures; (iii) manually testing the completeness and accuracy of system reports or other information generated by the Company’s information systems; and (iv) manually testing and evaluating whether management had appropriately accounted for its significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 4, 2026
We have served as the Company’s auditor since 2017.

STUBHUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		December 31,
		2025	2024
Assets
Current assets:
Cash and cash equivalents		$1,241,587	$1,000,965
Accounts receivable		6,909	5,473
Inventory		9,228	16,145
Prepaid expenses and other current assets	(Note 4)	37,924	28,772
Total current assets		1,295,648	1,051,355
Non-current assets:
Property and equipment, net	(Note 5)	73,254	6,514
Trademarks and trade names	(Note 6)	864,800	864,800
Other intangible assets, net	(Note 6)	38,243	59,855
Goodwill	(Note 7)	2,686,701	2,686,701
Restricted cash		17,543	14,634
Deferred tax assets	(Note 18)	2,083	248,482
Other non-current assets	(Note 8)	75,781	161,244
Total assets		$5,054,053	$5,093,585
Liabilities, Redeemable Preferred Stock, Redeemable Common Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable		$71,087	$112,633
Payments due to buyers and sellers		845,892	706,783
Accrued expenses and other current liabilities (including $17,894 and $0 under the fair value option, respectively)	(Note 9)	334,305	269,104
Long-term debt obligations, current	(Note 10)	—	19,526
Total current liabilities		1,251,284	1,108,046
Non-current liabilities:
Long-term debt obligations, non-current	(Note 10)	1,506,957	2,311,981
Deferred tax liabilities	(Note 18)	93,226	—
Other non-current liabilities (including $0 and $70,397 under the fair value option, respectively)	(Note 11)	260,971	295,816
Total liabilities		3,112,438	3,715,843
Commitments and contingencies	(Note 14)
Redeemable preferred stock, $0.001 par value; 100,000,000 and 28,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 794,893 and 510,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $1,027,583 and $665,561 as of December 31, 2025 and December 31, 2024, respectively	(Note 15)	758,027	474,920
Redeemable common stock, $0.001 par value; zero and 1,472,965 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	(Note 16)	—	22,258
Stockholders’ equity:
Class A common stock, $0.001 par value; 3,000,000,000 and 365,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 321,320,641 and 273,872,642 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively		321	274
Class B common stock, $0.001 par value; 200,000,000 and 50,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 24,750,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024		25	25
Class C common stock, $0.001 par value; zero and 16,077,175 shares authorized as of December 31, 2025 and December 31, 2024, respectively; zero and 4,328,764 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively		—	4
Additional paid-in capital		4,522,498	2,255,500
Accumulated other comprehensive income		71,347	129,430
Accumulated deficit		(3,410,603)	(1,504,669)
Total stockholders’ equity		1,183,588	880,564
Total liabilities, redeemable preferred stock, redeemable common stock, and stockholders’ equity		$5,054,053	$5,093,585
The accompanying notes are an integral part of these consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

		Year Ended December 31,
		2025	2024	2023
Revenue		$1,745,188	$1,770,645	$1,367,719
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)		313,984	334,102	231,870
Operations and support		63,229	59,451	66,611
Sales and marketing		971,717	827,972	517,795
General and administrative		1,714,628	386,531	275,456
Depreciation and amortization		25,604	24,532	22,753
Total costs and expenses		3,089,162	1,632,588	1,114,485
(Loss) income from operations		(1,343,974)	138,057	253,234
Interest income		42,412	41,118	22,514
Interest expense		(140,035)	(179,778)	(155,942)
Other income (expense), net		4,552	1,907	(1,784)
Foreign currency (losses) gains		(89,664)	41,070	(24,730)
Loss on extinguishment of debt		(18,492)	(8,216)	—
(Losses) gains on derivatives		(139)	3,101	(7,696)
Total other expense, net		(201,366)	(100,798)	(167,638)
(Loss) income before income taxes		(1,545,340)	37,259	85,596
(Provision) benefit for income taxes	(Note 18)	(360,594)	(40,059)	319,605
Net (loss) income		$(1,905,934)	$(2,800)	$405,201
Net (loss) income attributable to common stockholders	(Note 20)	$(1,992,391)	$(55,115)	$351,502

Net (loss) income per share attributable to common stockholders:
Basic	(Note 20)	$(6.25)	$(0.18)	$1.16
Diluted	(Note 20)	$(6.27)	$(0.18)	$1.14

Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	(Note 20)	318,572,309	304,359,896	302,074,813
Diluted	(Note 20)	319,233,573	304,359,896	307,815,519
The accompanying notes are an integral part of these consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(1,905,934)	$(2,800)	$405,201
Other comprehensive income (loss):
Foreign currency translation adjustments	1,381	(859)	(112)
Unrealized loss on cash flow hedge, net of tax benefit of $17,686, $7,505 and $13,715, respectively	(59,464)	(25,608)	(41,773)
Total other comprehensive loss	(58,083)	(26,467)	(41,885)
Comprehensive income (loss)	$(1,964,017)	$(29,267)	$363,316
The accompanying notes are an integral part of these consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Redeemable Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	395,000	$380,970	—	$—	303,815,383	$304	$2,235,449	$197,782	$(1,907,070)	$526,465
Net income	—	—	—	—	—	—	—	—	405,201	405,201
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(41,885)	—	(41,885)
Issuance of Class A common stock upon settlement of liability-classified awards	—	—	—	—	24,885	—	841	—	—	841
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	163,473	—	504	—	—	504
Issuance of Series L redeemable preferred stock	115,000	93,950	—	—	—	—	20,969	—	—	20,969
Issuance of restricted stock	—	—	—	—	6,590	—	—	—	—	—
Reclassification of common stock to redeemable common stock	—	—	1,500,000	23,751	(1,500,000)	(2)	(23,749)	—	—	(23,751)
Repurchase and retirement of Class A common stock	—	—	—	—	(32,285)	—	(1,091)	—	—	(1,091)
Stock-based compensation	—	—	—	—	—	—	2,968	—	—	2,968
Balance as of December 31, 2023	510,000	$474,920	1,500,000	$23,751	302,478,046	$302	$2,235,891	$155,897	$(1,501,869)	$890,221
Net loss	—	—	—	—	—	—	—	—	(2,800)	(2,800)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(26,467)	—	(26,467)
Issuance of Class A common stock upon exercise of stock options and warrants	—	—	—	—	446,325	1	1,122	—	—	1,123
Stock-based compensation	—	—	—	—	—	—	6,811	—	—	6,811
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	—	—	10,183	—	—	10,183
Reclassification of redeemable common stock to common stock	—	—	(303,880)	(7,365)	303,880	—	7,365	—	—	7,365
Reclassification of common stock to redeemable common stock	—	—	276,845	5,872	(276,845)	—	(5,872)	—	—	(5,872)
Balance as of December 31, 2024	510,000	$474,920	1,472,965	$22,258	302,951,406	$303	$2,255,500	$129,430	$(1,504,669)	$880,564

STUBHUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND
STOCKHOLDERS’ EQUITY
(In thousands, except share data)
	Redeemable Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	510,000	$474,920	1,472,965	$22,258	302,951,406	$303	$2,255,500	$129,430	$(1,504,669)	$880,564
Net loss	—	—	—	—	—	—	—	—	(1,905,934)	(1,905,934)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(58,083)	—	(58,083)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	—	—	34,042,553	34	737,634	—	—	737,668
Issuance of Class A common stock upon exercise of stock options and warrants	—	—	—	—	520,419	1	158	—	—	159
Repurchase and retirement of Class A common stock	—	—	—	—	(25,915)	—	(1,005)	—	—	(1,005)
Issuance of Series N redeemable preferred stock, net of issuance cost	50,000	49,949	—	—	—	—	—	—	—	—
Issuance of Series O redeemable preferred stock, net of issuance cost	254,893	253,916	—	—	—	—	—	—	—	—
Reclassification of embedded derivative from liability-classified to equity-classified	—	(188)	—	—	—	—	16,714	—	—	16,714
Accretion of redeemable preferred stock to redemption value	—	—	—	—	—	—	(8,757)	—	—	(8,757)
Conversion of Series I redeemable preferred stock to Class A common stock	(20,000)	(20,570)	—	—	1,386,615	1	32,585	—	—	32,586
Conversion of Series J redeemable preferred stock to Class A common stock	—	—	—	—	2,044,729	2	48,049	—	—	48,051
Stock-based compensation	—	—	—	—	—	—	1,479,336	—	—	1,479,336
Issuance of common stock for contract incentive	—	—	—	—	337,444	—	7,930	—	—	7,930

STUBHUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND
STOCKHOLDERS’ EQUITY
(In thousands, except share data)
	Redeemable Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings on settlement	—	—	—	—	3,340,425	3	(86,267)	—	—	(86,264)
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	—	—	18,365	—	—	18,365
Reclassification of redeemable common stock to common stock	—	—	(1,543,825)	(23,301)	1,543,825	2	23,299	—	—	23,301
Reclassification of common stock to redeemable common stock	—	—	70,860	1,043	(70,860)	—	(1,043)	—	—	(1,043)
Balance as of December 31, 2025	794,893	$758,027	—	$—	346,070,641	$346	$4,522,498	$71,347	$(3,410,603)	$1,183,588

The accompanying notes are an integral part of these consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(1,905,934)	$(2,800)	$405,201
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	2,537	2,249	1,638
Amortization of intangible assets	23,067	22,283	21,115
Stock-based compensation	1,447,668	7,737	34,897
Amortization of debt issuance costs	8,049	9,358	13,215
Losses on derivatives	11,964	14,219	22,606
Amortization of unrealized losses on cash flow hedge	(31,379)	(7,399)	(7,378)
Unrealized foreign exchange losses (gains)	91,395	(40,508)	21,848
Loss on extinguishment of debt	18,492	8,216	—
Deferred income taxes	356,816	57,709	(326,006)
Fair value change for preferred stocks and preferred stock bifurcated derivatives	11,447	9,239	5,629
Other	11,469	4,862	(2,242)
Changes in operating assets and liabilities:
Accounts receivable	(1,154)	6,924	(7,573)
Inventory	(6,083)	(19,838)	—
Prepaid expenses and other current assets	(9,920)	4,135	(1,325)
Other non-current assets	(1,969)	(29,951)	(14,719)
Operating lease right-of-use assets	4,568	4,757	3,265
Accounts payable	(44,313)	73,457	(25,679)
Payments due to buyers and sellers	106,503	30,160	131,261
Accrued expenses and other current liabilities	37,659	91,447	(13,930)
Other non-current liabilities	65,076	19,724	51,024
Operating lease liabilities	(3,389)	(4,493)	(5,456)
Net cash provided by operating activities	192,569	261,487	307,391
Cash flows from investing activities:
Capitalized software development costs	(31,532)	(2,625)	(2,009)
Purchases of property and equipment	(1,393)	(1,666)	(1,722)
Purchases of intangible assets	(1,455)	(2,086)	(1,706)
Net cash used in investing activities	(34,380)	(6,377)	(5,437)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	758,000	—	—
Proceeds from issuance of Series L redeemable preferred stock	—	—	115,000
Proceeds from issuance of Series M redeemable preferred stock	—	24,025	—
Proceeds from issuance of Series N redeemable preferred stock	50,000	—	—
Proceeds from issuance of Series O redeemable preferred stock	254,893	—	—
Proceeds from issuance of Class A common stock upon exercise of stock options and warrants	159	1,123	504
Proceeds from issuance of debt	—	443,465	—
Proceeds from partial interest rate swap termination	17,750	—	—
Proceeds from revolving credit facility	—	—	40,000
Repayment of revolving credit facility	—	—	(40,000)
Repurchase and retirement of Class A and Class C common stock	(1,005)	—	(1,091)

STUBHUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2025	2024	2023
Repayment of long-term debt obligations	(909,763)	(506,591)	(20,280)
Payment of tax withholding obligations on vested equity awards	(86,264)	—	—
Payments of deferred offering costs	(11,978)	(5,962)	—
Payment of debt issuance costs	—	(2,770)	—
Net cash provided by (used in) financing activities	71,792	(46,710)	94,133
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	13,238	(13,542)	5,862
Net increase in cash, cash equivalents, and restricted cash	243,219	194,858	401,949
Cash, cash equivalents, and restricted cash at beginning of period	1,015,911	821,053	419,104
Cash, cash equivalents, and restricted cash at end of period	$1,259,130	$1,015,911	$821,053
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,241,587	$1,000,965	$775,712
Restricted cash in prepaid expenses and other current assets	—	312	29,627
Restricted cash	17,543	14,634	15,714
Total cash, cash equivalents, and restricted cash	$1,259,130	$1,015,911	$821,053
Supplemental cash flow information
Cash paid for:
Interest	$194,094	$234,222	$206,756
Income tax	$19,326	$5,327	$9,047
Non-cash investing and financing activities:
Liability-classified awards settled with Class A common stock	$—	$—	$841
Stock-based compensation capitalized in development of capitalized software	$35,396	$—	$—
Deferred offering costs accrued, unpaid	$2,407	$3,934	$2,089
The accompanying notes are an integral part of these consolidated financial statements.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF THE BUSINESS
Description of Business—StubHub Holdings, Inc. (the “Company”, “we”, “our”, or “us”) operates a global ticketing marketplace for live events where fans can buy tickets from sellers of all types through our StubHub and viagogo websites and mobile applications.
Initial Public Offering—The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on September 16, 2025, and the Company’s Class A common stock began trading on the New York Stock Exchange on September 17, 2025. On September 18, 2025, the Company completed its IPO, in which the Company sold 34,042,553 shares of Class A common stock at a price to the public of $23.50 per share ("Qualified IPO Price"). The Company received aggregate net proceeds of $758.0 million after deducting underwriting discounts and commissions of $42.0 million.
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
Upon the Company’s IPO, the Company recognized $1,400.7 million of stock-based compensation expense, net of $27.1 million capitalized for internally developed software, associated with restricted stock units ("RSUs"), stock options and restricted stock for which the service-based and performance-based vesting conditions, as applicable, were fully or partially satisfied in connection with the IPO. To meet the related tax withholding requirements for the net settlement of the certain vested RSUs, the Company withheld 3,472,661 shares of Class A common stock, resulting in net issuance of 2,892,991 shares of Class A common stock. Based on the IPO price of $23.50 per share, the Company's related tax withholding obligation was $81.6 million and was paid upon the completion of the IPO. For the year ended December 31, 2025, the Company withheld an aggregate 3,784,574 shares of Class A common stock, resulting in net issuance of 3,340,425 shares of Class A common stock related to the settlement of certain vested RSUs. The Company's remittance for the related tax obligation for the shares withheld was $86.3 million for the year ended December 31, 2025.
Prior to the IPO, deferred offering costs, which consisted of accounting, legal and other fees directly related to the IPO, were capitalized as other non-current assets on the consolidated balance sheets. In connection with the IPO, $20.3 million of deferred offering costs were reclassified to stockholders’ equity as a reduction of the net proceeds received from the IPO.
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the consolidated financial statements of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
Prior Period Reclassifications—Certain amounts in the prior periods have been reclassified to conform with the current period presentation. These reclassifications had no effect on the previously reported net (loss) income.
Stock Split—On September 5, 2025, the Company effected a 5-for-1 forward stock split of its authorized, issued and outstanding shares of common stock. All information related to the Company’s common stock was retroactively adjusted to reflect the stock split for all periods presented. The par value of the common stock was not affected by the stock split.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and events reported and disclosed in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include accruals for contingent indirect tax exposures, accruals for legal contingencies, estimated future event cancellations, the valuation of deferred income tax assets and uncertain tax positions, revenue recognition and related reserves, valuation of acquired intangible assets and goodwill, impairment of long-lived assets and indefinite-lived intangible assets, including goodwill, collection rates on receivables from sellers, useful lives of intangible assets and property and equipment, the fair value of derivatives and bifurcated derivatives, the fair value of preferred stock, the fair value of common stock and other assumptions used to measure stock-based compensation and inventory valuation. The Company bases its estimates on historical experience and on various other assumptions and factors, including the current economic environment, that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates will be reflected in the consolidated financial statements in the period in which the estimates are revised.
Concentration of Credit Risk—The Company’s cash and cash equivalents, restricted cash, accounts receivable and amounts due from sellers who were previously paid are subject to credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality and bear minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits. The deposits may be redeemed upon demand.
Due to the number and size of buyers and sellers comprising the Company’s customer base, the Company does not have concentration of credit risk with respect to its revenue, accounts receivable or amounts due from sellers who were previously paid. There were no customers who accounted for 10% or more of the Company’s total revenue during each of the three years ended December 31, 2025, 2024 and 2023. There were also no customers who accounted for 10% or more of the Company’s accounts receivable, or sellers who accounted for 10% or more of the Company’s amounts due from sellers who were previously paid, as of December 31, 2025 and 2024.
Derivative instruments expose the Company to credit risk to the extent that the Company’s counterparties may be unable to meet the terms of the agreements. The Company does not hold or issue derivatives for speculative purposes and monitor closely the credit quality of the institutions with which the Company transacts.
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

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
With respect to the facilitation of buyers and sellers who desire to enter into a transaction to buy or sell live event tickets, the Company has identified two performance obligations related to the core services offered: (i) transaction facilitation between buyers and sellers and (ii) shipping facilitation. The determination of whether the Company acts as a principal or an agent in its fulfillment of its transaction and shipping facilitation performance obligations is based on an evaluation of whether the Company controls the goods and services before being transferred to the customer under the terms of an arrangement. Control includes considering whether the Company has primary responsibility for fulfillment, assumes inventory risk and has discretion to establish prices, among other indicators. When providing transaction facilitation between a buyer and a seller, the Company acts as an agent as the Company does not set prices for tickets and is not responsible for providing tickets. As such, revenue from transaction facilitation earned by the Company for providing access to its marketplace platform and performing listing and transaction facilitation services is recorded net of the price of the tickets and recognized at the point in time the sale is executed. As part of facilitating transactions on the Company’s marketplace platform, the Company provides buyers with the ability to have tickets shipped to a specified address, and sellers the ability to ship paper tickets by providing them access to the Company’s pre-negotiated shipping contracts for a fee. The shipping fee is set by the Company and the Company acts as a principal for shipping facilitation and revenue is recognized at the point in time the shipping label has been provided by the Company to the seller. As such, payments by customers to the Company for shipping facilitation are recorded on a gross basis as revenue in the consolidated statements of operations, while the shipping expenses are included in cost of revenue.
In addition, to help accelerate content rights holders’ adoption of the Company’s marketplace as a distribution channel for original issuance tickets, the Company initially entered into agreements with certain content rights holders to reduce the perceived operational burden and economic risk of utilizing the Company’s marketplace. For example, in some cases, in exchange for agreeing to list a certain number of original issuance tickets, the Company agreed to remit to the content rights holder a minimum amount of proceeds for that bundle of tickets. These agreements contained terms and conditions indicating that the Company has control over such tickets prior to the tickets being sold to a buyer. Therefore, the Company acted as principal with respect to the sale of those tickets, and the tickets were considered to be inventory. With respect to the sale of inventory, the Company has identified one performance obligation, which is to transfer control of the inventory to the buyer once a ticket has been purchased. Revenue is recorded on a gross basis, based on the total sale price of these tickets, including transaction fees, and is recognized at the point in time the buyer purchases the ticket, while the inventory costs are included in cost of revenue in the consolidated statements of operations.
Ticketing marketplaces, including the Company’s platform, have general terms and conditions that require a refund to the buyer for the total amount of their ticket purchase, inclusive of transaction fees, if an event is cancelled or tickets are invalid. The Company determined this is not considered a separate performance obligation, but rather a stand-ready obligation to provide a return. Therefore, it is deemed an element of variable consideration, which could result in a reduction of revenue.
Revenue is recognized net of value-added taxes, sales taxes and similar taxes and estimated cash refunds and sales credits. Revenue earned from transaction facilitation and sale of inventory that occurs during a financial reporting period is recorded net of refunds for actual canceled events not previously reserved as well as an estimate for future canceled events. The Company assesses whether an event is likely to be canceled based on event policies and historical information, and other factors including forecasted economic conditions. The refund estimates for canceled events are determined based on historical data and market conditions. Refunds for estimated canceled events are recorded as a liability within accrued expenses and other current liabilities. If an event is canceled, the amounts due to buyers are recorded within payments due to buyers and sellers on the consolidated balance sheets.
The Company recorded liabilities as of December 31, 2025 and 2024 of $98.5 million and $76.8 million, respectively, for refunds payable to buyers for events that were canceled within payments due to buyers and sellers on the consolidated balance sheets. As of December 31, 2025 and 2024, the Company recorded $11.0 million and $15.1 million, respectively, for events expected to be canceled within accrued expenses and other current liabilities on the consolidated balance sheets.
Cash and Cash Equivalents—Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less when purchased and are primarily comprised of bank deposits, money market funds, and cash held at online payment companies. Amounts held at online payment companies of $111.9 million and $148.1 million as of December 31, 2025 and 2024, respectively, were included in cash and cash equivalents on the consolidated balance sheets because they are short-term, highly liquid in nature and are typically converted to cash approximately 1 to 2 business days from the date of the underlying transaction.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Restricted Cash—The Company maintains restricted cash balances with certain payment processors and for certain contingency matters within prepaid expenses and other current assets and restricted cash on the consolidated balance sheets. The restricted cash balances with payment processors cover potential losses and fund outflows in the normal course of the payment cycle, including but not limited to payment processor fees, chargebacks and refund payouts. As of December 31, 2025, no restricted cash balances were required to be maintained with payment processors. See Note 14—Commitments and Contingencies for more information.
Accounts Receivable—Accounts receivable represents receivables for transaction and shipping fees as well as fees for other services. The Company does not maintain an allowance for doubtful accounts as historical losses on accounts receivable have not been material.
Seller Receivables, Net—Seller receivables, net represents the estimated amounts due to the Company from sellers when events are canceled or are expected to be canceled, and the seller has previously been paid for the transaction. Seller receivables are recorded in prepaid expenses and other current assets and stated net of an allowance for doubtful accounts. The Company assesses its allowance for doubtful accounts due from sellers primarily based on historical experience of collecting these amounts. The Company charges a provision to general and administrative expense for seller receivables deemed uncollectible.
Inventory—Inventory consists primarily of original issuance tickets for which the Company acts as principal with respect to their sale. All inventory is valued at the lower of cost or net realizable value, determined by the specific identification method. A provision is recorded to adjust inventory to its estimated net realizable value when inventory is determined to be in excess of anticipated demand trends. Inventory write-downs are presented in cost of revenue in the consolidated statements of operations.
Property and Equipment, Net— Property and equipment are stated at cost less accumulated depreciation. At the time the asset is placed into service, depreciation is recognized using the straight-line method, which approximates the pattern of the asset’s usage, over the estimated useful lives of the respective assets. Repairs and maintenance which do not extend the life of the asset are charged to the consolidated statements of operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations. The useful lives are as follows:

Asset Type	Useful Life (in Years)
Computer hardware	3
Computer software	3
Capitalized internal-use software	3
Office furniture and equipment	3
Leasehold improvements	Shorter of estimated useful life or lease term
Internal-Use Software and Website Development Costs—The Company capitalizes costs incurred to develop software for internal use and the Company’s website once the preliminary design and development efforts are successfully completed, management has authorized and committed project funding and deemed it probable that the project will be completed and the software will be used as intended. Capitalization ceases when the project is substantially complete and ready for its intended use. Costs related to preliminary project activities during the design and development phase and post-implementation maintenance and other operating activities are expensed as incurred. Costs related to enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades on a per project basis.
Capitalized costs for internal-use software and website development costs are included in property and equipment, net. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally 3 years, once the internal-use software is ready for its intended use. During the years ended December 31, 2025 and 2024, $67.9 million and $2.6 million was capitalized for internal-use software, respectively.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets, Net—Intangible assets, net consist of trademarks and trade names, customer relationships, supplier relationships, developed technologies and other definite-lived intangibles. The trademarks and trade names and developed technologies have been valued using the relief from royalty method. Customer relationships and managed marketplace relationships have been valued using the replacement cost method. Business to consumer supplier relationships and consumer to consumer supplier relationships have been valued using the multi-period excess earnings method. Other definite-lived intangibles include capitalized costs incurred in the development of digital assets using third parties.
Intangible assets, except for trademarks and trade names, are amortized over the period of estimated benefit using the straight-line method, which approximates the pattern of the assets’ usage. Estimated useful lives range from 2 to 8 years. Trademarks and trade names have an indefinite life. See Note 6—Intangible Assets, Net for more information.
Goodwill—Goodwill represents the excess purchase price over fair value of net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is tested for impairment at a minimum on an annual basis during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired.
Business Combinations—The Company accounts for business combinations using the acquisition method of accounting. The Company recognizes the identified assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities assumed is recorded as goodwill. The Company includes the results of operations of the businesses that the Company acquires in the consolidated financial statements beginning on the date of acquisition.
During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense.
Impairment of Long-Lived Assets—The Company evaluates long-lived assets held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Events that could indicate impairment of long-lived assets that trigger an impairment assessment include, but are not limited to, adverse economic market conditions, long-term declining industry outlook conditions, entity-specific financial underperformance and adverse legal and regulatory events. An asset group held and used is considered impaired to the extent its carrying amount exceeds the undiscounted future net cash flows the asset group held and used is expected to generate. Measurement of any impairment loss is based on the excess of the carrying value of the asset group over its fair value. An asset group to be disposed of is reported at the lower of its carrying amount or fair value less costs to sell.
The Company evaluated events and circumstances during the years ended December 31, 2025, 2024 and 2023 to assess whether or not indicators of impairment existed for the Company’s long-lived assets. The Company did not identify any indicators during the years ended December 31, 2025, 2024 and 2023 that the Company’s long-lived assets were not recoverable.
Impairment of Indefinite-Lived Intangible Assets—The Company evaluates indefinite-lived intangible assets, including goodwill and trademarks and trade names, annually during the fourth quarter for impairment or more frequently if events and circumstances indicate that it is more likely than not that the goodwill or other indefinite-lived intangible assets are impaired. Events that could indicate impairment of indefinite-lived intangible assets that trigger an impairment assessment include, but are not limited to, adverse economic market conditions, long-term declining industry outlook conditions, entity-specific financial underperformance, and other adverse legal and regulatory events. The Company performs its goodwill impairment assessment at the reporting unit level. The Company’s reporting unit is aligned with the organizational structure of its business, and the Company has concluded it has a single reporting unit.
The Company performs impairment testing for goodwill or other indefinite-lived intangible assets using a two-step process. First, a qualitative assessment using relevant events and circumstances is performed to determine whether it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset is less than its carrying value. Second, if the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, a quantitative assessment is required. The Company may also bypass the qualitative assessment for a reporting unit or indefinite-lived asset and directly perform a quantitative assessment.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
When a quantitative assessment is performed, the fair value of the reporting unit or the fair value of an indefinite-lived intangible asset is compared with its carrying amount. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, then such indefinite-lived intangible asset is written down by an amount equal to the excess of carrying value over fair value. If the carrying value of a reporting unit exceeds its fair value, then the Company recognizes a goodwill impairment for the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to the reporting unit.
To evaluate goodwill and indefinite-lived intangible assets in a quantitative impairment assessment, the fair value of the reporting unit or the fair value of an indefinite-lived intangible asset is estimated using income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future cash flows, discounted using a market participant discount rate. Failure to achieve these expected results, or changes in the discount rate or market pricing metrics may cause a future impairment of goodwill at the reporting unit or an indefinite-lived intangible asset.
The Company evaluated events and circumstances during the years ended December 31, 2025, 2024 and 2023, including the Company’s annual impairment tests on October 1, 2025, 2024 and 2023, to identify whether or not indicators of impairment existed for its goodwill or other indefinite-lived intangible assets, which related to the acquisition of StubHub. The Company did not identify any indicators of impairment to its goodwill or other indefinite-lived intangible assets during the years ended December 31, 2025, 2024 and 2023.
Payments Due to Buyers and Sellers—Payments due to buyers and sellers represent refunds payable to buyers and payments due to sellers. Refunds payable to buyers represent the amount of refunds the Company owes buyers for previously canceled events where payments have already been received from buyers. Payments due to sellers represent the amount of funds the Company owes sellers from transactions that have been processed with a buyer but have not yet been remitted to the seller. The Company had refunds payable to buyers of $98.5 million and $76.8 million and payments due to sellers of $747.4 million and $630.0 million as of December 31, 2025 and 2024, respectively, within payments due to buyers and sellers. In addition, the Company had payments due to sellers of $0.5 million and $4.6 million within other non-current liabilities as of December 31, 2025 and 2024, respectively.
Interest Rate Derivatives—The Company only uses derivatives for risk management purposes. The Company does not use any derivative instruments for trading or speculative purposes. The Company uses interest rate swaps to manage interest rate risk on future cash flows, with certain of these swaps designated and accounted for as cash flow hedges until December 15, 2025, when the Company voluntarily discontinued cash flow hedge accounting. Derivative instruments are recognized on the consolidated balance sheets at fair value each reporting period. Gains and losses resulting from changes in the fair value of derivative instruments not qualifying as a cash flow hedge are recognized within (losses) gains on derivatives in the consolidated statements of operations. The Company classifies recurring cash flows related to derivative instruments as operating activities in the consolidated statements of cash flows.
The criteria used to determine if hedge accounting treatment is appropriate are: (a) formal designation and documentation of the hedging relationship, the risk management objective and hedging strategy at hedge inception; (b) eligibility of hedged items, transactions and corresponding hedging instrument; and (c) to receive hedge accounting treatment, cash flow hedge must be highly effective in offsetting changes to expected future cash flows on hedged transactions. At inception and on a quarterly basis, effectiveness of designated hedges is required to be assessed to ensure that the cash flow hedge remains highly effective. If the derivative instrument is designated as a cash flow hedge, gains and losses resulting from changes in fair value are deferred in unrealized (loss) gain on cash flow hedge, net of tax in accumulated other comprehensive income (loss) until the hedged transaction affects earnings and is presented within interest expense in the consolidated statements of operations. Until it becomes probable that the forecasted cash transactions will not occur after the discontinuation of cash flow hedge accounting, the amounts recognized in accumulated other comprehensive income (loss) prior to such discontinuance are reclassified to earnings when the forecasted transactions affect earnings. The Company classifies payments associated with a partial or full termination of interest rate swaps as financing activities in the consolidated statements of cash flows. See Note 12—Interest Rate Derivatives for more information.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements—Fair value is measured as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company measures financial assets and liabilities at fair value, based on the priority of the inputs used to value the assets and liabilities, using a three-level fair value hierarchy as follows:
•Level 1—Observable inputs such as unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.
•Level 2—Observable inputs such as quoted market prices in markets that are not active or model-derived valuations in which all significant inputs are observable in active markets.
•Level 3—Values are derived from techniques in which one or more significant inputs are unobservable.
The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and lowest priority to unobservable inputs. If the inputs used to measure the assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the assets and liabilities. The Company’s assessment of a particular input to the fair value measurement requires management to make judgments and consider factors specific to the asset or liability. The fair value hierarchy requires the use of observable market data when available in determining fair value. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each period. See Note 3—Fair Value Measurements for more information.
Loss Contingencies—The Company is involved in various claims, litigation, fines and penalties that arise in connection with its business. The Company records a liability in accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheets when the Company believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the consolidated financial statements. If the Company determines that a loss is either probable or reasonably possible, but the loss or range of loss cannot be estimated, the Company discloses that fact in the consolidated financial statements. Significant judgment is required to determine both probability and the estimated amount.
The Company reviews the developments in the Company’s contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. The Company makes adjustments to the provisions and changes to the Company’s disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss. The outcomes of litigation, indirect tax examinations and investigations are inherently uncertain. Therefore, if one or more of these matters were resolved against the Company for amounts in excess of the estimated amounts, the Company’s consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
The Company recognizes estimated losses from contingencies in general and administrative expense in the consolidated statements of operations. Legal fees are expensed as incurred. See Note 14—Commitments and Contingencies for more information.
Redeemable Preferred Stock—The Company recorded all shares of its Series I redeemable preferred stock (“Series I Redeemable Preferred Stock”), Series J redeemable preferred stock (“Series J Redeemable Preferred Stock”), Series K redeemable preferred stock (“Series K Redeemable Preferred Stock”), Series L redeemable preferred stock (“Series L Redeemable Preferred Stock”), Series N redeemable preferred stock ("Series N Redeemable Preferred Stock") and Series O redeemable preferred stock ("Series O Redeemable Preferred Stock") at their respective fair values less issuance costs on the dates of issuance. The Company has classified its Series I, Series K, Series L, Series N and Series O Redeemable Preferred Stock issued and outstanding as mezzanine equity on the consolidated balance sheets due to being contingently redeemable upon a change in control, which is deemed outside of the Company’s control. These events were not probable of occurring as of December 31, 2025 and 2024, and therefore, the carrying values of the redeemable preferred stock are not being accreted to their redemption values. Subsequent adjustments to the carrying values of the redeemable preferred stock may be required when it becomes probable that the shares will become redeemable.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Series J Redeemable Preferred Stock was initially classified as mezzanine equity. Series J Redeemable Preferred Stock was modified subsequent to its original issuance to require automatic conversion of such shares into shares of Class A common stock if the Company lists its common stock on a principal U.S. securities exchange (“Qualified IPO”) before February 20, 2026; otherwise, the Company will be required to redeem all of the shares of Series J Redeemable Preferred Stock then issued and outstanding. As a result of the modification, the Company classified all shares of its Series J Redeemable Preferred Stock as a liability within other non-current liabilities on the consolidated balance sheets and elected the fair value option to remeasure Series J Redeemable Preferred Stock at each reporting period with changes recorded through interest expense in the consolidated statements of operations. During the year ended December 31, 2025, the Qualified IPO occurred, and all shares of Series J Redeemable Preferred Stock automatically converted into Class A common stock. See Note 15—Redeemable Preferred Stock for more information.
Series I Redeemable Preferred Stock was initially classified as mezzanine equity. A portion of Series I Redeemable Preferred Stock was modified subsequent to its original issuance to require automatic conversion of such shares into shares of Class A common stock upon a Qualified IPO. As a result of the modification, the Company identified a bifurcated derivative, which is presented within other non-current liabilities on the consolidated balance sheets. The bifurcated derivative was recorded at fair value upon issuance and is subject to remeasurement to fair value at each reporting period with changes recorded through interest expense in the consolidated statements of operations. During the year ended December 31, 2025, the Qualified IPO occurred, and the modified portion of Series I Redeemable Preferred Stock automatically converted into Class A common stock. See Note 15—Redeemable Preferred Stock for more information.
Series M redeemable preferred stock (“Series M Redeemable Preferred Stock”) requires the automatic conversion of such shares into shares of Class A common stock 180 days after the closing of a Qualified IPO before June 18, 2034; otherwise the Company will be required to redeem all the shares of Series M Redeemable Preferred Stock then issued and outstanding. At issuance, the Company classified all shares of its Series M Redeemable Preferred Stock as a liability within other non-current liabilities on the consolidated balance sheets and elected the fair value option to remeasure Series M Redeemable Preferred Stock at each reporting period with changes recorded through interest expense in the consolidated statements of operations. During the year ended December 31, 2025, the Qualified IPO occurred, and all shares of Series M Redeemable Preferred Stock will convert into shares of Class A common stock 180 days following the closing of the Qualified IPO. See Note 15—Redeemable Preferred Stock for more information.
The Series N and Series O Redeemable Preferred Stock each contains an embedded conversion feature, which were bifurcated from the Series N and Series O Redeemable Preferred Stock and were initially accounted for separately as derivative liabilities and presented as components of other non-current liabilities on the consolidated balance sheets at issuance. Upon the closing of the Qualified IPO, the embedded conversion feature met the requirements for the derivative scope exception for contracts involving the Company’s own stock and was no longer accounted for as a derivative liability. See Note 15—Redeemable Preferred Stock for more information.
Redeemable Common Stock—Redeemable common stock represents mature shares of the Company’s common stock that are subject to contingent redemption rights out of the Company’s control, pursuant to certain compensation arrangements. The carrying value of the redeemable common stock is initially recorded at its historical basis and, when deemed probable of becoming redeemable, is accreted to its redemption value over the remaining period to the redemption. During the year ended December 31, 2025, the Qualified IPO occurred, and the contingent redemption rights were terminated pursuant to employee compensation arrangements. Refer to Note 16—Stockholders’ Equity and Note 17—Stock-Based Compensation for more information.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Leases—The Company leases office space in multiple locations under non-cancellable lease agreements. The Company’s lease terms may include options to extend or terminate the lease, and these options will be accounted for when it is reasonably certain that the Company will exercise that option. Leases are reviewed at lease inception for classification as an operating lease or finance lease. As of December 31, 2025 and 2024, the Company did not have any finance leases. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease ROU assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of operating lease assets. ROU assets are recorded within other non-current assets and ROU liabilities are included in accrued expenses and other current liabilities, and other non-current liabilities for short-term and long-term liabilities, respectively, on the consolidated balance sheets. As most of the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis of similar terms, payments and economic environments. The Company’s lease terms may include options to extend or terminate the lease, and these options will be accounted for when it is reasonably certain that the Company will exercise that option. Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in the Company’s operating lease liability calculation. Variable lease payments may include costs such as common area maintenance, utilities, real estate taxes or other costs. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred and were not material for the years ended December 31, 2025, 2024 and 2023.
The Company’s leases often contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Tenant incentives, primarily used to fund leasehold improvements, are recognized when earned and reduce the Company’s ROU asset related to the lease. These are amortized through the ROU asset as reductions of expense over the lease term. The Company’s lease agreements may contain variable costs such as common area maintenance, utilities, real estate taxes or other costs. Variable lease costs are expensed as incurred in the consolidated statements of operations.
Cost of Revenue (Exclusive of Depreciation and Amortization)—Cost of revenue (exclusive of depreciation and amortization) includes payment processing costs, inventory costs, ticket substitution and replacement costs, shipping costs, costs associated with the maintenance and support of the Company’s platform. Payment processing costs consist of merchant fees, expenses associated with the usage of cloud infrastructure and chargebacks. Cost of revenue for inventory includes the total amount of minimum proceeds that we agreed to remit to content rights holders in exchange for their agreement to list a certain number of original issuance tickets, as well as any additional payments due to such content rights holders based on the final sale price of the tickets. Costs associated with the maintenance and support of the Company’s platform include employee-related expenses, hosting and bandwidth and allocated overhead costs.
Operations and Support—Operations and support expense is not directly related to revenue activities and primarily consists of compensation expenses for employees and outside contractors who provide buyer and seller support and allocated overhead costs.
Sales and Marketing—Sales and marketing expense primarily consists of fixed and variable marketing and advertising expenses, including sponsorship fees paid to certain content rights holders, and personnel-related costs for sales and marketing employees, including allocated overhead costs.
Advertising—The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses are recorded in sales and marketing expenses. Advertising expenses for the years ended December 31, 2025, 2024 and 2023 were $892.3 million, $787.2 million and $470.1 million, respectively.
General and Administrative—General and administrative expense includes personnel-related costs for functions such as product development, finance and accounting, legal and human resources as well as legal expenses, indirect tax contingency expenses, professional services expenses, allocated overhead costs, information technology costs and restructuring costs.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation—The Company issues stock-based compensation awards to employees, officers, directors and non-employees in the form of RSUs, stock options, warrants and restricted stock. The Company measures and recognizes compensation expense for stock-based awards based on the awards’ fair value on the date of grant. The fair value of restricted stock and RSUs that vest based on service and performance conditions is measured using the fair value of the Company’s common stock on the date of the grant. The fair value of stock options and warrants that vest based on service and performance conditions is measured using the Black-Scholes option pricing model on the date of grant. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the risk-free interest rate, the expected term of the award, the expected volatility of the Company’s common stock, and the expected dividend yield of the Company’s common stock. The Black-Scholes assumptions are summarized as follows:
•Fair Value of Common Stock. Prior to the completion of the Qualified IPO, the fair value of the shares of common stock underlying the Company’s stock-based awards was historically determined by the Company’s board of directors as there was no public market for the underlying common stock. The Company’s board of directors determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including input from management, contemporaneous third-party valuations of its common stock, the valuation of the comparable companies, sales of the Company’s common stock and redeemable preferred stock to outside investors in arms-length transactions, the Company’s operating and financial performance, the lack of marketability, and general and industry-specific economic outlook, amongst other factors. Upon the completion of the Qualified IPO, the fair value of the shares of common stock is based on the closing stock price as quoted by the principal exchange on which the shares are listed.
•Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon bonds with maturities equivalent to the option’s expected term.
•Expected Term. The expected term of stock options or warrants has been determined either using the simplified method, which uses the midpoint between the vesting date and the contractual term, or the contractual term.
•Expected Volatility. Prior to the Company having sufficient historical trading history, the expected volatility is derived by referencing the implied historical volatility of comparable publicly traded entities over a period equal to the expected term of the stock options. After the Company has sufficient historical trading history, the expected volatility will be based on the Company's implied historical volatility over a period equal to the expected term of the stock options.
•Expected Dividend Yield. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero.
The fair value of stock options and RSUs that vest based on market conditions is measured using a Monte Carlo simulation on the date of grant. The Monte-Carlo simulation method incorporates the possibility that the market-based condition may not be satisfied, and various highly subjective assumptions, including expected volatility of the Company’s common stock, expected term, risk-free interest rates and, for awards granted prior to the completion of the Qualified IPO, the fair value of the Company's common stock.
The assumptions used to determine the fair value of the awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The fair value of awards that vest based only on continuous service is recognized on a straight-line basis over the requisite service period of the awards. The fair value of awards that vest based on performance or market conditions is recognized over the requisite service period using the accelerated attribution method. The Company determines the requisite service period for awards that vest based on market conditions by comparing the derived service period to achieve the market-based vesting condition and the explicit time-based service period, using the longer of the two service periods as the requisite service period. Stock-based compensation expense is only recognized for awards with performance conditions once the performance condition becomes probable of being achieved. The Company accounts for forfeitures of stock-based awards when they occur.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Changes to the terms and conditions of a stock-based compensation award that changes the fair value, vesting condition or classification of an award are treated as modifications. A modification is treated as an exchange of the original award for a new award. When the terms of a stock-based compensation award are modified, the minimum expense recognized is the grant date fair value of the original award, provided the original vesting terms of the award are met. An additional incremental expense is measured on the date of the modification for any increase in the total fair value of the award.
Stock-based compensation arrangements accounted for as liability-classified awards are remeasured to fair value at the end of each reporting period through the settlement date. Changes in the fair value of the liability-classified awards are recognized during the period in which the changes occur.
Debt Issuance Costs—Debt issuance costs are amortized to interest expense. Costs relating to term loans are capitalized against the carrying amount of the debt and amortized, using the effective interest method, over the term of the debt. Costs related to revolving lines of credit are capitalized within other non-current assets and amortized on a straight-line basis over the term of the borrowing arrangement.
(Provision) Benefit for Income Taxes—The Company uses the asset and liability method of accounting for income taxes. Under this method, the Company recognizes deferred taxes on temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. The Company regularly assesses all available evidence, including cumulative historical losses, forecasted earnings, if carryback is permitted under the law, carryforward periods and prudent and feasible tax planning strategies. A valuation allowance is established when necessary to reduce deferred tax assets that are not more likely than not expected to be realized.
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, solely based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the (provision) benefit for income taxes.
Net (Loss) Income per Share Attributable to Common Stockholders—Basic and diluted net (loss) income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The two-class method determines net (loss) income per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based on their respective rights to receive earnings as if all earnings for the period had been distributed. The rights, including the liquidation and dividend rights, of the holders of the Company's Class A, Class B and Class C common stock are identical, except with respect to voting. Certain employee RSUs containing non-forfeitable dividend rights are participating securities that contractually entitle the holders of such shares to participate in earnings but do not contractually require the holders of such shares to participate in the Company’s losses.
Basic net (loss) income per share attributable to common stockholders is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share attributable to common stockholders is computed by adjusting basic net (loss) income per share to give effect to all potentially dilutive securities outstanding for the period. The computation of diluted net (loss) income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net (loss) income per share of Class B common stock does not assume the conversion of those shares. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders because all potentially dilutive securities are anti-dilutive. For the year ended December 31, 2025, diluted net loss per share calculation includes the conversion of Series M Redeemable Preferred Stock. Although the Company reported net losses, the effect was dilutive as a result of the reversal of the gain on fair value remeasurement from the net loss attributable to common stockholders.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency Transactions and Foreign Currency Translation—The Company conducts a portion of its business outside of the U.S. resulting in significant revenue and expenses that are denominated in foreign currencies, primarily related to euro, subjecting the Company to foreign currency risk which may adversely impact its financial results. The reporting currency of the Company is the United States dollar (“USD”). The financial position and operating results of the Company’s foreign operations are consolidated using the USD or the local currency as the functional currency. Monetary assets and liabilities denominated in a non-functional currency are remeasured into the functional currency using the exchange rate as of the balance sheet date. Non-monetary assets and liabilities are remeasured into the functional currency using the historical exchange rate. Revenue and expenses are remeasured into the functional currency using the average exchange rate during the period. Foreign currency transaction losses and gains are recognized in foreign currency (losses) gains in the consolidated statements of operations. Local currency assets and liabilities are translated into U.S. dollars using the exchange rate as of the balance sheet date and local currency revenue and expenses are translated using the average exchange rate during the period. Translation gains or losses on assets and liabilities are included as a component of accumulated other comprehensive income (loss).
Segment Information—Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer (“CEO”) is the Company’s CODM. The Company has one operating and reportable segment because its CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company has no segment managers who are held accountable by the CODM for operations, operating results and planning for levels of components below the consolidated level.
Recently Adopted Accounting Pronouncements—In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The expanded disclosures include an effective tax rate reconciliation disaggregated into the specific categories required by ASU 2023-09, such as foreign tax effects, changes in valuation allowances, and state and local income taxes, as well as disaggregated income taxes paid by jurisdiction. For public business entities, this standard is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 during the year ended December 31, 2025 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows, however, it resulted in expanded disclosures which are reflected in Note 18—Income Taxes.
Recent Accounting Pronouncements Not Yet Adopted—In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The standard requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. For public business entities, this standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements can be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The standard provides enhancement to existing ASC 350-40 Internal-Use Software guidance, primarily by removing all references to project stages and clarifies the threshold entities apply to begin capitalizing costs. For public business entities, this standard is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3.FAIR VALUE MEASUREMENTS
The Company measures and records certain financial assets and liabilities, including money market funds, derivative interest rate contracts, Series I Redeemable Preferred Stock bifurcated derivative, Series J Redeemable Preferred Stock, Series M Redeemable Preferred Stock, Series N Redeemable Preferred Stock bifurcated derivative and Series O Redeemable Preferred Stock bifurcated derivative at fair value on a recurring basis. Changes in fair value for Series I Redeemable Preferred Stock bifurcated derivative, Series J Redeemable Preferred Stock, Series M Redeemable Preferred Stock, Series N Redeemable Preferred Stock bifurcated derivative and Series O Redeemable Preferred Stock bifurcated derivative are presented as a component of interest expense in the consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, the changes in fair value of Series I Redeemable Preferred Stock bifurcated derivative, Series J Redeemable Preferred Stock, Series M Redeemable Preferred Stock, Series N Redeemable Preferred Stock bifurcated derivative and Series O Redeemable Preferred Stock bifurcated derivative, to the extent the redeemable preferred stock or bifurcated derivative was issued and outstanding, resulted in $15.8 million, $9.2 million and $5.6 million of interest expense, respectively.
The following are the categories of assets and liabilities measured at fair value on a recurring basis according to the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$268,854	$—	$—	$268,854
Total	$268,854	$—	$—	$268,854

Other non-current assets
Derivative interest rate contracts	$—	$34,356	$—	$34,356
Total	$—	$34,356	$—	$34,356

Other current liabilities
Series M redeemable preferred stock	$—	$(17,894)	$—	$(17,894)
Total	$—	$(17,894)	$—	$(17,894)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$289,793	$—	$—	$289,793
Total	$289,793	$—	$—	$289,793

Other non-current assets
Derivative interest rate contracts	$—	$108,348	$—	$108,348
Total	$—	$108,348	$—	$108,348

Other non-current liabilities
Series I redeemable preferred stock bifurcated derivative	$—	$—	$(2,990)	$(2,990)
Series M redeemable preferred stock	—	—	(26,646)	(26,646)
Series J redeemable preferred stock	—	—	(43,751)	(43,751)
Total	$—	$—	$(73,387)	$(73,387)

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s derivative interest rate contracts are classified within Level 2 of the fair value hierarchy because they are valued using a market approach with inputs based on observable inputs other than quoted prices in active markets for identical or similar assets and liabilities. See Note 12—Interest Rate Derivatives for more information.
Series I Redeemable Preferred Stock bifurcated derivative, Series J Redeemable Preferred Stock, Series M Redeemable Preferred Stock, Series N Redeemable Preferred Stock bifurcated derivative and Series O Redeemable Preferred Stock bifurcated derivative were liabilities recognized at fair value. See Note 15—Redeemable Preferred Stock for more information. The Company’s Series I Redeemable Preferred Stock bifurcated derivative, Series J Redeemable Preferred Stock, Series N Redeemable Preferred Stock bifurcated derivative and Series O Redeemable Preferred Stock bifurcated derivative were classified within Level 3 of the fair value hierarchy because the fair value is estimated using significant unobservable inputs and upon the Qualified IPO, these liabilities were derecognized due to their conversion or reclassification to equity. Series M Redeemable Preferred Stock was initially classified within Level 3 of the fair value hierarchy but transferred to Level 2 of the fair value hierarchy upon the completion of the Company's IPO.
Long-term debt obligations are recorded at carrying value. The fair values of the 2024 Euro Term Loan and the 2024 USD Term Loan as of December 31, 2025 were €441.9 million and $992.5 million, respectively. The Company’s term loans are classified within Level 2 of the fair value hierarchy. See Note 10—Long-Term Debt Obligations for more information.
In the year ended December 31, 2025, the Series M Redeemable Preferred Stock transferred out of Level 3 and into Level 2 as it is valued using a market approach with inputs based on observable inputs other than quoted prices in active markets for identical or similar assets and liabilities upon the completion of the Company's IPO. There were no transfers of financial instruments into or out of Level 3 during the year ended December 31, 2024.
The following table summarizes the changes in Series I Redeemable Preferred Stock bifurcated derivative liability, Series J Redeemable Preferred Stock liability, Series M Redeemable Preferred Stock liability, Series N Redeemable Preferred Stock bifurcated derivative liability and Series O Redeemable Preferred Stock bifurcated derivative liability (in thousands):

	Series I Redeemable Preferred Stock Bifurcated Derivative	Series J Redeemable Preferred Stock	Series M Redeemable Preferred Stock	Series N Redeemable Preferred Stock Bifurcated Derivative	Series O Redeemable Preferred Stock Bifurcated Derivative
Balance as of December 31, 2023	$(2,719)	$(37,404)	$—	$—	$—
Issuance of Series M redeemable preferred stock	—	—	(24,025)	—	—
Changes in fair value	(271)	(6,347)	(2,621)	—	—
Balance as of December 31, 2024	$(2,990)	$(43,751)	$(26,646)	$—	$—
Fair value at issuance date	—	—	—	(188)	(895)
Changes in fair value	(269)	(4,300)	4,374	(2,553)	(13,078)
Conversion to equity	3,259	48,051	—	—	—
Reclassification to equity	—	—	—	2,741	13,973
Transfer out of Level 3	—	—	22,272	—	—
Balance as of December 31, 2025	$—	$—	$—	$—	$—
The Company utilized the income approach to measure the fair value of Series I Redeemable Preferred Stock, Series N Redeemable Preferred Stock and Series O Redeemable Preferred Stock, with and without the bifurcated derivative, Series J Redeemable Preferred Stock and initially for Series M Redeemable Preferred Stock prior to the completion of the Company's IPO. The fair value of these liabilities was the present value of the expected future cash flows using a discount rate that approximates assumptions used by market participants for similar liabilities, adjusted to reflect inherent risks of the Company’s future cash flows. Significant changes in the discount rate would result in a significant decrease or increase in the fair value measurement.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
4.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets were as follows (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$17,374	$7,084
Seller receivables, net	3,603	5,567
Restricted cash	—	312
Other current assets	16,947	15,809
Total	$37,924	$28,772
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Capitalized internal-use software	$73,175	$5,292
Computer hardware	4,386	3,297
Office furniture equipment	159	82
Leasehold improvements	791	565
Gross property and equipment	78,511	9,236
Less: Accumulated depreciation and amortization	(5,257)	(2,722)
Property and equipment, net	$73,254	$6,514
Depreciation and amortization expense on the Company’s property and equipment was $2.5 million, $2.2 million and $1.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
6.INTANGIBLE ASSETS, NET
Intangible assets, net as of December 31, 2025 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (Years)
Trademarks and trade names	$864,800	$—	$864,800	Indefinite
Supplier relationships	160,740	(124,072)	36,668	8.0
Other definite-lived intangibles	5,246	(3,671)	1,575	2.0
Total	$1,030,786	$(127,743)	$903,043	7.9
Intangible assets, net as of December 31, 2024 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (Years)
Trademarks and trade names	$864,800	$—	$864,800	Indefinite
Supplier relationships	160,740	(103,141)	57,599	8.0
Other definite-lived intangibles	3,792	(1,536)	2,256	2.0
Total	$1,029,332	$(104,677)	$924,655	7.9
Amortization expense for intangible assets was $23.1 million, $22.3 million and $21.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table presents the Company’s estimate of future amortization expense for definite-lived intangible assets as of December 31, 2025 (in thousands):

Year Ending December 31,	Amount
2026	$17,256
2027	8,185
2028	7,916
2029	4,886
2030 and thereafter	—
Total expected future amortization expense	$38,243
7.GOODWILL
Goodwill as of December 31, 2025 and 2024 was $2,686.7 million. No goodwill impairment has been recognized to date.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8.OTHER NON-CURRENT ASSETS
Other non-current assets were as follows (in thousands):

	December 31,
	2025	2024
Derivative interest rate contracts	$34,356	$108,348
Right-of-use assets	21,074	22,521
Long-term tax receivables	12,607	11,482
Other	7,744	18,893
Total	$75,781	$161,244
9.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities were as follows (in thousands):

	December 31,
	2025	2024
Accrued marketing expenses	$84,402	$68,389
Legal settlements accrual	57,968	28,578
Indirect taxes payable	39,425	33,664
Accrued sponsorship fees	25,747	5,277
Series M redeemable preferred stock (fair value option)	17,894	—
Accrued and deferred compensation	16,627	19,992
Accrued professional fees	12,579	17,040
Buyer refund liability for events expected to be cancelled	10,950	15,115
Gift card liability	10,654	14,462
Uncertain tax positions	4,559	16,681
Income taxes payable	4,277	4,744
Other taxes payable	1,526	2,757
Other	47,697	42,405
Total	$334,305	$269,104

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
10.LONG-TERM DEBT OBLIGATIONS
Long-term debt obligations were as follows (in thousands):

	December 31,
	2025	2024
2024 Euro Term Loan	$531,041	$471,049
2024 USD Term Loan	1,004,187	1,913,950
Principal amount—senior credit facilities	1,535,228	2,384,999
Less: Original issuance discounts and unamortized debt issuance costs	(28,271)	(53,492)
Total long-term debt obligations—net of original issuance discounts and unamortized debt issuance costs	1,506,957	2,331,507
Less: Long-term debt obligations, current	—	(19,526)
Total long-term debt obligations, non-current—net of original issuance discounts and unamortized debt issuance costs	$1,506,957	$2,311,981
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
Euro Term Loan B—The Euro Term Loan B initially consisted of a €452.4 million euro-denominated loan. The interest rate was equal to EURIBOR, subject to a floor of 0.00%, plus 3.50%. The combination of the stated interest rates and amortization of debt issuance costs resulted in an effective interest rate of 6.04% for the year ended December 31, 2024 prior to the refinancing. The loan's initial maturity date was in February 2027 and the Company had an option to prepay part or all of the loan prior to maturity without penalty. At the time of issuance, the Euro Term Loan B had a value of $500.0 million USD.
On February 27, 2020, following the close of the Euro Term Loan B borrowing, the Company entered into a pay fixed, receive floating interest rate swap that fixed the Company’s floating rate exposure on its Euro Term Loan B. The combined economic effect of the swap and the Euro Term Loan B is to fix the variable rate component of the overall transaction to 0.2250%. See Note 12—Interest Rate Derivatives for more information.
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
The 2024 Euro Term Loan matures on March 15, 2030 and prepayments of the loan within six months of March 15, 2024 are subject to a 1% prepayment premium. The 2024 Euro Term Loan interest rate per annum is equal to EURIBOR, subject to a floor of 0.00%, plus 5.00%. The EURIBOR rate plus 5.00% was 6.90% as of December 31, 2025. The combination of the stated interest rates and amortization of original issue discounts and debt issuance costs resulted in an effective interest rate of 7.60% for the year ended December 31, 2025.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
At the time of issuance, the 2024 Euro Term Loan had a carrying value of $493.0 million USD. The exchange rate gains (losses) of $60.0 million USD, $28.3 million USD and $(14.4) million USD have been recognized as unrealized gains (losses) within foreign currency (losses) gains in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively, inclusive of the unrealized losses prior to the refinancing on March 15, 2024.
The Company will continue to use the pay fixed, receive floating interest rate swap that previously fixed the Company’s floating rate exposure on Euro Term Loan B to continue to fix the floating rate exposure on the 2024 Euro Term Loan to 0.2250% through February 2027. See Note 12—Interest Rate Derivatives for more information.
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
On February 27, 2020, following the close of the USD Term Loan B borrowing, the Company entered into a pay fixed, and receive floating interest rate swap that fixed the Company’s floating rate exposure on its USD Term Loan B. The combined economic effect of the swap and the USD Term Loan B is to fix the variable rate component of the overall transaction to 1.3784%. This swap was designated as a cash flow hedge. See Note 12—Interest Rate Derivatives for more information.
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
The loan interest rate per annum was equal to SOFR, subject to a floor of 0.50%, plus 4.36448%. This resulted in an effective interest rate of 9.93% for the year ended December 31, 2024 prior to the refinancing.
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

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The 2024 USD Term Loan interest rate per annum is equal to SOFR, subject to a floor of 0.00%, plus 4.75%. The SOFR rate plus 4.75% was 8.47% as of December 31, 2025. The combination of the stated interest rates and amortization of original issue discounts and debt issuance costs resulted in an effective interest rate of 9.39% for the year ended December 31, 2025.
On March 15, 2024, in connection with the 2024 USD Term Loan amendment discussed above, the Company dedesignated the cash flow hedge on the USD Term Loan B and redesignated the pay fixed, receive floating interest rate swap as a cash flow hedge on the 2024 USD Term Loan to reflect the updated terms of the amendment. The hedge fixes the Company’s floating rate exposure on $1,632.0 million of the 2024 USD Term Loan principal to 1.2639% through February 13, 2027. See Note 12—Interest Rate Derivatives for more information.
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
On September 29, 2025, the Company made an early principal payment related to the 2024 USD Term Loan of $750.0 million in connection with, and using proceeds from the IPO. Additionally, on December 16, 2025, the Company made an early principal payment on the 2024 USD Term Loan of $150.0 million. The Company recognized an $18.5 million loss on extinguishment of debt associated with a partial write-off of the unamortized debt discounts and issuance costs during the year ended December 31, 2025. The paydown on September 29, 2025 was applied first to eliminate all remaining amortization payments that were scheduled to be paid on the principal balance of the 2024 USD Term Loan, beginning on September 30, 2025, until the principal becomes due at maturity.
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
On March 15, 2024, Amendment No.4 was executed to extend the maturity date on the Revolving Credit Facility from February 2025 to March 2028.
On June 27, 2024, the Company entered into the fifth amendment to the credit agreement (“Amendment No.5”) increasing the commitment under the Revolving Credit Facility, subject to certain conditions including the occurrence of an event where the Company listing its common stock on a principal U.S. securities exchange (“Qualified IPO”). Upon a Qualified IPO, the amended Revolving Credit Facility will allow for an increased aggregate principal amount up to $565.0 million, including: (i) a $120.0 million letter of credit sublimit and (ii) a $60.0 million swingline loan sublimit. On January 2, 2025, the Company entered into an agreement to extend the commitment for the amended Revolving Credit Facility from December 27, 2024 to September 30, 2025.
On November 26, 2024, the Company entered into the sixth amendment to the credit agreement to amend the Revolving Credit Facility for an increase in the letter of credit sublimit from $30.0 million to $50.0 million, which further increased upon the upsize of the Revolving Credit Facility described in the following paragraph.
On September 29, 2025, the Company met the conditions, including the occurrence of a Qualified IPO, under Amendment No. 5 that increased the aggregate principal amount of the Revolving Credit Facility to $565.0 million, including: (i) a $120.0 million letter of credit sublimit and (ii) a $60.0 million swingline loan sublimit until its maturity date. The maturity date was also extended from March 2028 to September 2030. As of December 31, 2025, there were outstanding standby letters of credit in an aggregate amount of $43.1 million that the Company issued in connection with the Company’s appeal bond for a litigation matter and office leases under the Revolving Credit Facility. During and as of the year ended December 31, 2025, no amounts have been drawn on the letters of credit. The available balance under the letter of credit sublimit for the Revolving Credit Facility was $76.9 million as of December 31, 2025.
During and as of the year ended December 31, 2025, no amount was outstanding on the Revolving Credit Facility.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Future Maturities—Future maturities of long-term debt obligations as of December 31, 2025 are as follows (in thousands):

Amount
2026	$—
2027	—
2028	—
2029	—
2030	1,535,228
Thereafter	—
Total	$1,535,228
Debt Covenants—The Company was in compliance with all of its financial covenants as of December 31, 2025 and 2024. The Company’s credit facilities contain customary representations and warranties, affirmative covenants, reporting obligations and negative covenants. The negative covenants restrict the Company and its subsidiaries’ ability, among other things, to (subject to certain exceptions): incur additional debt, make certain investments and acquisitions, make prepayments of certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, transfer and sell material assets, merge or consolidate and pay dividends on and make distributions to equity interest holders outside of the consolidated group or make other payments in respect of its capital stock. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facilities becoming immediately due and payable.
The Company’s Revolving Credit Facility requires, in the event the outstanding revolving loans, swingline loans and (solely to the extent in excess of $10.0 million in the aggregate) outstanding but undrawn letters of credit that have not been cash collateralized exceed 35% of the aggregate revolving commitments, that the Company maintains a leverage ratio no greater than 5.70:1.00, as measured in accordance with the terms of the credit facilities. As of December 31, 2025 and 2024, the Company’s outstanding amounts under the Revolving Credit Facility were below the threshold required for the covenant to be applicable.
11.OTHER NON-CURRENT LIABILITIES
Other non-current liabilities were as follows (in thousands):

	December 31,
	2025	2024
Sales and use tax payable	$210,027	$140,234
Uncertain tax positions	11,814	14,903
Series J Redeemable Preferred Stock (fair value option)	—	43,751
Series M Redeemable Preferred Stock (fair value option)	—	26,646
Put right arrangement obligation	—	22,551
Series I Redeemable Preferred Stock bifurcated derivative	—	2,990
Other non-current liabilities	39,130	44,741
Total	$260,971	$295,816
12.INTEREST RATE DERIVATIVES
The loans entered into in connection with the credit facility described above in Note 10—Long-Term Debt Obligations expose the Company to risk of variability in cash flows due to changes in interest rates. The Company’s primary objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. The Company uses interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps have the economic effect of offsetting the variable interest obligations based on the specified SOFR or EURIBOR components associated with the Company's long-term debt obligations so that the interest payable on these effectively becomes fixed. The Company uses interest rate swaps to manage interest rate risk on its long-term debt obligations.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For derivative instruments that are not designated as hedging instruments, specifically the swap hedging the EURIBOR component associated with the €452.4 million 2024 Euro Term Loan, any change in fair value is reported within (losses) gains on derivatives during the period of the change in the consolidated statements of operations. The notional amount of the 2024 Euro Term Loan interest rate swap was €452.4 million Euro as of December 31, 2025 and 2024. The fair value asset of the 2024 Euro Term Loan interest rate swap derivative was $10.9 million USD and $18.3 million USD as of December 31, 2025 and 2024, respectively. The fair value of this interest rate swap derivative asset is recorded within other non-current assets on the consolidated balance sheets.
For derivative instruments that are designated as cash flow hedges, specifically the swap hedging SOFR associated with the 2024 USD Term Loan, the derivative’s gain or loss is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the consolidated statements of operations, in the same period the forecasted hedged interest payments affect earnings.
As described above in Note 10—Long-Term Debt Obligations, on March 15, 2024, in connection with the refinancing of the credit agreement, the Company dedesignated this hedging relationship and immediately redesignated the hedge as a cash flow hedge of the 2024 USD Term Loan to reflect the updated terms of the refinanced debt.
In connection with the Company's early principal payments related to the 2024 USD Term Loan of $750.0 million and $150.0 million on September 29, 2025 and December 16, 2025, respectively, it became probable that certain forecasted transactions would not occur. As a result, the Company unwound $602.3 million of the notional value of our interest rate swap associated with the 2024 USD Term Loan and, in conjunction, dedesignated its hedging relationship and reclassified $23.5 million from accumulated other comprehensive income to interest expense as a reduction of such interest expense during the year ended December 31, 2025. The Company determined that the remaining transactions that were hedged remain reasonably possible of occurring and, as a result, retained a balance in accumulated other comprehensive income of $33.8 million. Until it becomes probable that the forecasted cash transactions will not occur, amounts recorded in accumulated other comprehensive income before the Company discontinued cash flow hedge accounting will be reclassified to interest expense over the remaining life of the interest rate swap agreements.

The notional amount of the 2024 USD Term Loan interest rate swap was $1,004.2 million and $1,615.0 million as of December 31, 2025 and 2024, respectively. The fair value asset of the 2024 USD Term Loan interest rate swap derivative was $23.5 million and $90.1 million as of December 31, 2025 and 2024, respectively. The fair value of this interest rate swap derivative asset is recorded within other non-current assets on the consolidated balance sheets.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the activity of derivative instruments designated as cash flow hedges, and the impact of these derivative contracts, net of tax, on accumulated other comprehensive income (loss) (in thousands) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

Interest Rate Contract Designated as Cash Flow Hedge
Balance as of December 31, 2022	$194,299
Gain Recognized in Other Comprehensive Income (Loss)	27,956
Amortization of Unrealized Losses on Cash Flow Hedge Reclassed to Interest Expense	(7,378)
Other Comprehensive Loss (Income) Released to Interest Expense	(62,351)
Balance as of December 31, 2023	$152,526
Gain Recognized in Other Comprehensive Income (Loss)	46,686
Amortization of Unrealized Losses on Cash Flow Hedge Reclassed to Interest Expense	(7,399)
Other Comprehensive Loss (Income) Released to Interest Expense	(64,895)
Balance as of December 31, 2024	$126,918
Gain Recognized in Other Comprehensive Income (Loss)	32,451
Amortization of Unrealized Losses on Cash Flow Hedge Reclassed to Interest Expense	(31,379)
Other Comprehensive Loss (Income) Released to Interest Expense	(60,536)
Balance as of December 31, 2025	$67,454
The Company recognizes assets or liabilities at fair value of the estimated amounts it would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. These assets and liabilities are recognized as Level 2 within the fair value hierarchy as they are measured based on observable inputs. See Note 3—Fair Value Measurements for more information.
The Company estimates that $29.1 million of the balance in accumulated other comprehensive income as of December 31, 2025 will be reclassified as a benefit to interest expense during the next 12 months.
13.LEASES
The Company’s leases are for office space. The Company’s leases have remaining terms of 0.3 to 8.3 years. The Company’s lease terms may include an option to extend or terminate the lease, which will be accounted for when it is reasonably certain that the Company will exercise that option. Generally, the lease term is the minimum of the non-cancelable period of the lease.
The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$8,867	$8,570	$7,065
Short-term lease cost	896	1,032	618
Total	$9,763	$9,602	$7,683
Supplemental cash flow information for operating leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for operating lease liabilities	$6,458	$7,038	$7,046
ROU assets obtained in exchange for new lease obligations	$3,144	$14,534	$12,968

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Lease term and discount rate were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (years)	5.7	6.1
Weighted-average discount rate	10.8%	11.4%
Maturities of lease liabilities were as follows as of December 31, 2025 (in thousands):

Year Ending December 31,	Operating Leases
2026	$8,942
2027	5,556
2028	5,655
2029	3,701
2030	2,714
Thereafter	8,814
Total lease payments	35,382
Less: Imputed interest	(9,066)
Present value of lease liabilities	$26,316
As of December 31, 2025, the Company had no operating leases that have not yet commenced.
14.COMMITMENTS AND CONTINGENCIES
As of December 31, 2025, the Company has future purchase commitments as follows (in thousands):

Purchase Commitments
2026	$56,953
2027	53,562
2028	14,636
2029	6,752
2030	7,000
Thereafter	—
Total minimum payments	$138,903
These purchase commitments consist primarily of contractual inventory costs, sponsorship fees and partnership fees, as well as vendor costs. Inventory costs are included in cost of revenue and sponsorship and partnership fees are included in sales and marketing expense reported in the consolidated statements of operations. Sponsorship and partnership fees totaled $89.4 million, $79.9 million and $66.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s purchase commitments for inventory represent the total amount of minimum proceeds that we agreed to remit to content rights holders in exchange for their agreement to list a certain number of original issuance tickets. Inventory costs totaled $35.1 million, $82.9 million and zero for the years ended December 31, 2025, 2024 and 2023, respectively.
Indirect Tax Contingencies –The Company evaluated its potential indirect tax obligations in various jurisdictions including U.S. states and foreign jurisdictions and determined instances where indirect tax contingencies exist.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company has estimated indirect tax liabilities where it may have a filing obligation and exposure for penalties and interests which were determined to be probable and estimable. As of December 31, 2025 and 2024, the Company had accrued $17.9 million and $16.3 million within accrued expenses and other current liabilities, respectively, and $97.5 million and $61.8 million within other non-current liabilities, respectively, related to transactional tax liabilities. Additionally, as of December 31, 2025 and 2024, the Company accrued $42.0 million and $26.3 million within other non-current liabilities for estimated tax liabilities, respectively, related to sellers withholding tax liabilities.
The Company's estimated liabilities for these tax matters are inherently subjective due to the complexity and uncertainty of these matters and the administrative, regulatory or judicial processes in certain jurisdictions. In addition, the Company is involved with legal and regulatory proceedings related to indirect tax matters as further described below in Litigation, Regulatory Proceedings and Other Legal Matters. The final outcome could be materially different from the estimated liabilities recorded. In addition, the Company could be subject to additional tax liabilities, where the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. The Company will continue to monitor the development of these tax contingencies, including interactions with domestic and foreign tax authorities and will adjust these estimated liabilities based on any new information or further developments.
Litigation, Regulatory Proceedings and Other Legal Matters—As part of its normal operations, the Company is involved in legal and regulatory proceedings on an ongoing basis. Amounts accrued for legal and regulatory proceedings for which the Company believes a loss is probable and estimable were $146.2 million and $96.6 million as of December 31, 2025 and 2024, respectively, within accrued expenses and other current liabilities, and other non-current liabilities on the consolidated balance sheets.
The Company is party to a legal proceeding with Spotlight Ticket Management, Inc. (“Spotlight”), who is alleging, among other things, that the Company underpaid certain of the commissions owed to Spotlight pursuant to their contractual agreements and intentionally interfered in Spotlight’s ongoing partnerships with other parties in an effort to adversely impact Spotlight’s business. The proceeding, entitled Spotlight Ticket Management, Inc. v. StubHub, Inc. et al, was filed in the Superior Court of the State of California on June 23, 2020. On May 24, 2024, a jury reached a verdict against the Company for $16.4 million to the plaintiff. The Company previously determined the probability of loss to be remote. The matter is pending post-trial motions and appeal by the Company. The final outcome could be materially different from the estimated liability recorded. The Company has accrued a liability within other non-current liabilities of $16.4 million as of December 31, 2025 and 2024, for which a loss is probable. In connection with the appeal process, on November 26, 2024, the Company posted a $24.6 million appeal bond.
On February 6, 2024, the Company received a letter and subpoena from the Attorney General of the District of Columbia (the “D.C. AG”) regarding allegations that certain features of the Company’s website, including its all-in pricing feature, violated the District of Columbia Consumer Protection Procedures Act (the “D.C. CPPA”). The Company cooperated with such inquiry, producing such information that was responsive to the subpoena. Following its review of publicly available information and the information that the Company provided, the D.C. AG has informed the Company that it believes that certain of the Company’s practices have violated the D.C. CPPA. On August 1, 2024, the Company was served with a complaint by the D.C. AG. The Company’s review of the complaint and its discussions on this matter are at an early stage and are ongoing. While the Company believes that its commercial practices comply with applicable laws, a resolution of this matter may include a monetary fine and/or injunctive relief. The Company has accrued a liability within other non-current liabilities of $1.8 million and zero as of December 31, 2025 and 2024, respectively, for which a loss is probable. Due to the ongoing nature of the review and uncertainties involved, the final outcome could be materially different from the estimated liability recorded.
On January 20, 2025, the Company received a request for information from a non-U.S. regulator investigating whether buyers were adequately notified of the view from certain seat locations. The Company cooperated with such inquiry and continues to engage in discussions with its staff to reach a settlement regarding the matter. As of December 31, 2025, the Company had recorded a probable loss within accrued expenses and other current liabilities of $13.0 million. Due to the ongoing nature of the review and uncertainties involved, the final outcome could be materially different from the estimated liability recorded.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
On August 27, 2025, a U.S. regulator initiated an investigation seeking information regarding the Company's business practices in connection with the advertised pricing of live event tickets. While the Company believes that its commercial practices comply with applicable laws, a resolution of this matter may include a monetary fine and/or injunctive relief. On January 30, 2026, the Company reached a tentative agreement with the U.S. regulator to settle the matter. The Company has accrued a liability within accrued expenses and other current liabilities of $10.0 million as of December 31, 2025 for which a loss is probable. Due to the ongoing nature of the review and uncertainties involved, the final outcome could be materially different from the estimated liability recorded.
The Company operates in numerous jurisdictions in which taxing authorities may challenge its positions with respect to income and non-income-based taxes. The Company routinely receives inquiries and from time to time has, and may in the future, receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, the Company recognizes liabilities when the Company believes it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. In most jurisdictions, the Company charges and remits Sales and Use Taxes or Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business.
The Company received sales and use tax assessments from an individual state department of revenue within the U.S. regarding the Company’s sales tax withholding practice. On January 13, 2026, the state's Court of Appeal held that StubHub was subject to the tax and interest imposed by the assessment. The Company filed a petition for appeal with the state's Supreme Court. The matter is pending resolution from the appeal process and final ruling. The Company determined the loss to be probable and accrued a liability within other non-current liabilities of $66.1 million and $48.9 million as of December 31, 2025 and 2024, respectively. The final outcome could be materially different from the estimated liability recorded.
The Company also received a dispute from a non-U.S. taxing authority for VAT related to certain sales in prior periods. The Company’s position is that the sales were treated appropriately for VAT and intends to defend its position with the taxing authorities. In the third quarter of 2024, without admitting any misconduct, the Company was offered a potential opportunity to settle certain matters with the non-U.S. taxing authority. The Company had recorded probable losses of $29.9 million and $26.6 million as of December 31, 2025 and 2024, respectively, within accrued expenses and other current liabilities on the consolidated balance sheets for this matter. The accrued amount represents the settlement offer the Company intends to provide to the non-U.S. taxing authority. Discussions on these matters are ongoing and the interpretation and application of these VAT rules could result in a liability that is materially different from the estimate recorded.
In connection with a complaint by the Swiss Consumers Association alleging infringement of the Swiss Unfair Competition Act, a preventative freeze of $15.1 million and $13.2 million as of December 31, 2025 and 2024, respectively, is reflected in restricted cash.
In relation to a complaint by French authorities in connection with the Union of European Football Associations Championship, relating to the Company’s commercial practices, a preventative freeze of $1.4 million as of December 31, 2025 and 2024 is reflected in restricted cash.
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

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
15.REDEEMABLE PREFERRED STOCK

In March 2023, the Company issued and sold 115,000 shares of Series L Redeemable Preferred Stock at an original issue price of $1,000.00 per share for gross proceeds of $115.0 million. Series L Redeemable Preferred Stock issuance was contingent upon Series L purchasers entering into an agreement to purchase 12,500,000 shares of Class A common stock at $8.80 per share from existing stockholders. Series L Redeemable Preferred Stock was initially measured at a fair value of $94.0 million and the $21.0 million difference between the gross proceeds and fair value was recognized as a capital contribution relating to the investors’ concurrent investment in Class A common stock. Issuance costs were $0.1 million for Series L Redeemable Preferred Stock. A related party participated in the issuance of Series L Redeemable Preferred Stock with gross proceeds of $51.1 million, as further described in Note 21 —Related Party Transactions.
On June 18, 2024, the Company sold 24,025 shares of Series M Redeemable Preferred Stock at an original issue price of $1,000.00 per share for aggregate gross proceeds of $24.0 million. Issuance costs were $0.1 million for Series M Redeemable Preferred Stock. The purchasers of Series M Redeemable Preferred Stock included among others, certain (i) employees of the Company, (ii) members of the Board of Directors and (iii) existing stockholders that are holders of more than 5% of the Company’s common stock, as further described in Note 21—Related Party Transactions. Upon 180 days after the closing of the Qualified IPO, the Series M Redeemable Preferred Stock will automatically convert into 1,322,527 shares of Class A common stock based on the quotient of the then outstanding liquidation preference including all accrued and unpaid dividends and the Qualified IPO Price pursuant to the terms of the purchase agreement.
On May 12, 2025, the Company sold 50,000 shares of Series N Redeemable Preferred Stock at an original issue price of $1,000.00 per share for aggregate gross proceeds of $50.0 million. Issuance costs were $0.1 million for Series N Redeemable Preferred Stock. The Series N Redeemable Preferred Stock contains an embedded conversion feature, which was bifurcated from the Series N Redeemable Preferred Stock and accounted for separately as a derivative liability. The initial fair value of the Series N Redeemable Preferred Stock derivative liability was estimated to be $0.2 million and is presented as a component of other non-current liabilities on the consolidated balance sheet. As of the closing of the Qualified IPO, the fair value of Series N Redeemable Preferred Stock derivative liability was $2.7 million. Upon the closing of the Qualified IPO, the embedded conversion feature, which was bifurcated from the Series N Redeemable Preferred Stock, met the requirements for the derivative scope exception for contracts involving the Company’s own stock and was no longer accounted for as a derivative liability. The fair value of the embedded conversion feature of $2.7 million was reclassified into additional paid-in capital on the consolidated balance sheet. Upon 180 days after the closing of the Qualified IPO, the Series N Redeemable Preferred Stock will automatically convert into 2,340,425 shares of Class A common stock based on the quotient of the then outstanding liquidation preference and the Qualified IPO Price pursuant to the terms of the purchase agreement.
On June 30, 2025, the Company designated up to 500,000 shares of the authorized preferred stock as Series O Redeemable Preferred Stock. From June 30, 2025 through September 4, 2025, the Company sold 254,893 shares of Series O Redeemable Preferred Stock at an original issue price of $1,000.00 per share for aggregate gross proceeds of $254.9 million. Issuance costs were less than $0.1 million for Series O Redeemable Preferred Stock. Purchasers of Series O Redeemable Preferred Stock included among others, existing stockholders that are holders of more than 5% of the Company’s common stock, as further described in Note 21—Related Party Transactions. The Series O Redeemable Preferred Stock contains an embedded conversion feature which was bifurcated from the Series O Redeemable Preferred Stock and accounted for separately as a derivative liability. The initial fair value of the Series O Redeemable Preferred Stock derivative liability was estimated to be $0.9 million and is presented as a component of other non-current liabilities on the consolidated balance sheet. As of the closing of the Qualified IPO, the fair value of Series O Redeemable Preferred Stock derivative liability was $14.0 million. Upon the closing of the Qualified IPO, the embedded conversion feature, which was bifurcated from the Series O Redeemable Preferred Stock, met the requirements for the derivative scope exception for contracts involving the Company’s own stock and was no longer accounted for as a derivative liability. The fair value of the embedded conversion feature of $14.0 million was reclassified into additional paid-in capital on the consolidated balance sheets. Upon 180 days after the closing of the Qualified IPO, the Series O Redeemable Preferred Stock will automatically convert into 11,931,135 shares of Class A common stock based on the quotient of the then outstanding liquidation preference and the Qualified IPO Price pursuant to the terms of the purchase agreement.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables represent the shares of redeemable preferred stock issued and outstanding classified as mezzanine equity as of December 31, 2025 and 2024 (in thousands, except share and per share amounts):

	December 31, 2025
	Shares Issued and Outstanding	Original Issuance Price per Share	Carrying Value	Aggregate Liquidation Preference
Series I	10,000	$1,000	$10,000	$15,134
Series K	365,000	$1,000	365,000	562,067
Series L	115,000	$1,000	94,031	115,000
Series N	50,000	$1,000	49,812	55,000
Series O	254,893	$1,000	253,998	280,382
Gross	794,893		772,841	$1,027,583
Issuance costs			(14,814)
Total			$758,027

	December 31, 2024
	Shares Issued and Outstanding	Original Issuance Price per Share	Carrying Value	Aggregate Liquidation Preference
Series I (1)	30,000	$1,000	$30,570	$40,734
Series K	365,000	$1,000	365,000	509,827
Series L	115,000	$1,000	94,031	115,000
Gross	510,000		489,601	$665,561
Issuance costs			(14,681)
Total			$474,920
(1)The carrying value excludes $3.0 million related to the bifurcated derivative of Series I Redeemable Preferred Stock as of December 31, 2024.
As of December 31, 2025 and 2024, there were zero and 32,892 shares of Series J Redeemable Preferred Stock outstanding, respectively. As of December 31, 2025, the Series J Redeemable Preferred Stock had converted into Class A common stock and the liability balance was derecognized. As of December 31, 2024, the Series J Redeemable Preferred Stock was classified within other non-current liabilities at its fair value of $43.8 million.
As of December 31, 2025, there were 24,025 shares of Series M Redeemable Preferred Stock outstanding with an aggregate liquidation preference of $30.1 million. The Company elected the fair value option to measure Series M Redeemable Preferred Stock. As of December 31, 2025, Series M Redeemable Preferred Stock is classified as a component of accrued expenses and other current liabilities on the consolidated balance sheets and was carried at its fair value of $17.9 million. As of December 31, 2024, Series M Redeemable Preferred Stock was classified as a component of other non-current liabilities on the consolidated balance sheets and was carried at its fair value of $26.6 million.
The aggregate liquidation preference presented in the table above represents the total original issue price plus the amount of accrued and unpaid dividends as of December 31, 2025 and 2024, respectively, and does not include any of the premium amounts that are contingent on the timing and circumstances of redemption.
Dividends—For holders of Series I Redeemable Preferred Stock, cumulative dividends accrue on a daily basis at a rate per annum equal to the following: (i) 6.00% from the issuance date to but excluding December 1, 2022; (ii) 9.00% from December 1, 2022 to but excluding December 1, 2024 and (iii) 11.00% from December 1, 2024 and thereafter.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For holders of Series J Redeemable Preferred Stock, cumulative dividends accrue on a daily basis at a rate per annum equal to the following: (i) 0.00% from the issuance date to but excluding February 17, 2023 and (ii) 15.00% from February 17, 2023 and thereafter.
For holders of Series K Redeemable Preferred Stock, cumulative dividends accrue on a daily basis at a rate per annum equal to 9.875%; provided that, in the event that the Company elects to declare and pay a dividend on a specific dividend payment date, such rate per annum shall be equal to 9.375% with respect to such cash dividend payment for the applicable dividend period preceding such dividend payment date.
For holders of Series L Redeemable Preferred Stock, cumulative dividends accrue on a daily basis at a rate per annum equal to the following: (i) 0.00% from the issuance date to but excluding March 30, 2027 and (ii) 5.00% from March 30, 2027 and thereafter.
For holders of Series M Redeemable Preferred Stock, cumulative dividends accrue on a daily basis at a rate per annum equal to 15.00% from the issuance date.
For all redeemable preferred stock, dividend periods begin on the first day of each calendar quarter and end on the last day of each calendar quarter. Dividends are only payable when, as and if declared by the Board of Directors and are only payable in cash on the first day of each calendar quarter following a dividend period. No dividends can be paid in cash for any preceding dividend periods except in connection with a redemption of the shares.

The table below presents the aggregate and per share dividends that have accumulated as of December 31, 2025 and 2024 for each class of redeemable preferred stock (in thousands, except per share amounts):

	December 31,
	2025		2024
	Aggregate Accumulated and Undeclared Dividends	Accumulated and Undeclared Dividend per Share	Aggregate Accumulated and Undeclared Dividends	Accumulated and Undeclared Dividend per Share
Series I	$5,134	$513.42	$10,734	$357.79
Series J	$—	$—	$10,396	$316.05
Series K	$197,067	$539.91	$144,827	$396.79
Series M	$6,101	$253.93	$1,976	$82.24
The dividend rate for Series L Redeemable Preferred Stock is 0% through March 30, 2027 and 5% thereafter. Therefore, Series L Redeemable Preferred Stock is not included in the table above. The Company did not declare or pay any dividends to preferred stockholders during the years ended December 31, 2025 and 2024, except with respect to the settlement of the accumulated dividends totaling $9.3 million and $15.2 million, respectively, with respect to the conversion of the 20,000 shares of Series I Redeemable Preferred Stock and all 32,892 shares of Series J Redeemable Preferred Stock into Class A common stock, respectively. There is no stated dividend rate for Series N and O Redeemable Preferred Stock.

Liquidation Preference—Each share of Series I, J, L and M Redeemable Preferred Stock has a liquidation preference equal to their original issuance price plus all accumulated, accrued and unpaid dividends.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Each share of Series K Redeemable Preferred Stock has a liquidation preference equal to (i) their original issue price plus accrued and unpaid dividends, plus a make-whole amount based on the discounted dividends and premiums that would have been paid if the liquidation had taken place on July 1, 2022 for any liquidation events that take place prior to July 1, 2022 or (ii) an applicable premium multiplied by the sum of (x) their original issue price plus (y) the sum of all accumulated, accrued and unpaid dividends. The applicable premium is equal to 105% if a liquidation event occurs prior to July 1, 2023; 103% if a liquidation event occurs prior to July 1, 2024; 101% if a liquidation event occurs prior to July 1, 2025; and 100% if a liquidation event occurs on or after July 1, 2025.

Each share of Series N and O Redeemable Preferred Stock has a liquidation preference on any determination date equal to their original issuance price multiplied by an applicable return that increases from 1.10 at issuance by 0.05 annually beginning January 1, 2027 until January 1, 2035 at a maximum of 1.55. Upon a liquidation event, the Company shall redeem all of the then outstanding shares of Series N and O Redeemable Preferred Stock for cash at a redemption price equal to the outstanding liquidation preference.
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, each class of redeemable preferred stock ranks senior to all existing and outstanding shares of common stock and in parity with each other class of redeemable preferred stock outstanding as of December 31, 2025. The redeemable preferred stock will rank senior to any future class or series of capital stock of the Company, unless approval for such issuance has been granted by holders representing 50% of the liquidation preference of the redeemable preferred stock.
Optional Redemption—The Company may redeem Series I, J, K, L and M Redeemable Preferred Stock at any time at a redemption price equal to the liquidation preference. The Company may redeem the Series N and O Redeemable Preferred Stock at any time at a redemption price equal to the outstanding Liquidation Preference prior to the occurrence of a Qualified IPO.
Change in Control Redemption—Upon a change in control, the Company shall make an offer to each holder of Series I and K Redeemable Preferred Stock to purchase all of such holder’s shares of Series I and K Redeemable Preferred Stock at an offer price in cash equal to 120% of the sum of (i) the outstanding liquidation preference, plus (ii) any accrued and unpaid dividends on each share of Series I and K Redeemable Preferred Stock redeemed.
Upon a change in control, the Company shall make an offer to each holder of Series J, L and M Redeemable Preferred Stock to purchase all of such holder’s shares of Series J, L and M Redeemable Preferred Stock at an offer price in cash equal to 100% of the sum of (i) the outstanding liquidation preference, plus (ii) any accrued and unpaid dividends on the each share of Series J, L and M Redeemable Preferred Stock redeemed.

Upon a change in control, the Company shall redeem all of the then outstanding shares of Series N and O Redeemable Preferred Stock for cash at a redemption price equal to the outstanding liquidation preference.
Voting—The holders of the redeemable preferred stock are not entitled to any voting rights, except: (i) that certain actions that would adversely affect the rights or privileges of the holders of the redeemable preferred stock are subject to such holders’ prior approval and (ii) to the extent required by the General Corporation Law of the State of Delaware.
Conversion—As of December 31, 2025, (i) Series K and L Redeemable Preferred Stock are not convertible into any other class or series of capital stock of the Company, (ii) 10,000 shares of Series I Redeemable Preferred Stock are not convertible into any other class or series of capital stock of the Company, (iii) all of the outstanding Series M Redeemable Preferred Stock will convert into a variable number of shares of Class A common stock (and cash in lieu of fractional shares) equal to the quotient of the then outstanding liquidation preference of Series M Redeemable Preferred Stock, including any accrued and unpaid dividends thereon, and the Qualified IPO price 180 days after the closing of a Qualified IPO and (iv) 180 days after the closing of a Qualified IPO, each share of outstanding Series N and O Redeemable Preferred Stock will convert into a variable number of shares of Class A common stock (and cash in lieu of fractional shares) equal to the quotient of the then outstanding Liquidation Preference of the Series N and O Redeemable Preferred Stock and the Qualified IPO Price. Other than the conversion upon the occurrence of a Qualified IPO, the Series M, N and O Redeemable Preferred Stock do not have any conversion rights into any other class or series of capital stock of the Company.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In September 2025, upon the closing of the Qualified IPO, 20,000 shares of Series I Redeemable Preferred Stock automatically converted into 1,386,615 shares of Class A common stock pursuant to the conversion terms equal to the quotient of the outstanding liquidation preference, including all accrued and unpaid dividends, and the Qualified IPO Price multiplied by a factor of 0.9. The outstanding liquidation preference, including all accrued and unpaid dividends, for the 20,000 shares of Series I Redeemable Preferred Stock was $29.3 million. The carrying value for the 20,000 shares of Series I Redeemable Preferred Stock and the Series I Redeemable embedded conversion feature was $20.6 million and $3.3 million, respectively. The Series I Redeemable Preferred Stock embedded conversion feature was derecognized as a liability and reclassified to be a component of additional paid-in capital upon conversion. The fair value of the 1,386,615 shares of Class A common stock upon conversion was $32.6 million with the excess over the carrying value of the 20,000 shares of Series I Redeemable Preferred Stock and the Series I Redeemable Preferred Stock embedded conversion feature representing the accrued and unpaid dividends settlement and treated as a charge to additional paid-in-capital.
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
Subsequent to the conversions of the 20,000 shares of Series I Redeemable Preferred Stock and all 32,892 shares of Series J Redeemable Preferred Stock, 10,000 shares of Series I Redeemable Preferred Stock, 365,000 shares of Series K Redeemable Preferred Stock, 115,000 shares of Series L Redeemable Preferred Stock, 24,025 shares of Series M Redeemable Preferred Stock, 50,000 shares of Series N Redeemable Preferred Stock and 254,893 shares of Series O Redeemable Preferred Stock remain outstanding.

Mandatory Redemption—None of the Series I, K, L, N and O Redeemable Preferred Stock contains any mandatory redemption provisions as of December 31, 2025. As discussed above under the 2023 Series J Amendment, Series J Redeemable Preferred Stock was amended to require the redemption of all of the outstanding shares of Series J Redeemable Preferred Stock on February 20, 2026, if the shares were not otherwise redeemed or converted into a variable number of shares indexed to a fixed monetary value prior to such date.
All of the shares of Series M Redeemable Preferred Stock have mandatory redemption date of June 18, 2034, 10 years from the issuance date, if the shares were not otherwise redeemed or converted into a variable number of shares indexed to a fixed monetary value prior to such date.
16.STOCKHOLDERS’ EQUITY
Preferred Stock—As of December 31, 2025 and 2024, the Company has authorized the issuance of 100,000,000 and 28,000,000 shares of undesignated preferred stock, respectively, with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Board of Directors. In September 2025, in connection with the Company's IPO, the Company's certificate of incorporation was amended to increase the authorization of undesignated preferred stock from 28,000,000 shares to 100,000,000 shares. See Note 15—Redeemable Preferred Stock for more information.
Common Stock—As of December 31, 2025 and 2024, the Company has authorized the issuance of 3,000,000,000 and 365,000,000 shares of Class A common stock (“Class A Common Stock”), respectively, and 200,000,000 and 50,000,000 shares of Class B common stock (“Class B Common Stock” and together with Class A Common Stock, “Common Stock”), respectively, each with a par value of $0.001 per share. In September 2025, in connection to the Company's IPO, the Company's certificate of incorporation was amended to (i) increase the authorization of Class A Common Stock from 365,000,000 shares to 3,000,000,000 shares; (ii) increase the authorization of Class B Common Stock from 50,000,000 shares to 200,000,000 shares and; (iii) all 4,328,764 outstanding shares of Class C Common Stock were converted to Class A Common Stock on a 1-for-1 basis, such that there were no Class C Common Stock authorized or outstanding upon the conversion into Class A Common Stock. Each share of Class A Common Stock is entitled to one vote per share. Each share of Class B Common Stock is entitled to 100 votes per share. Each share of Class B Common Stock may be converted at any time at the option of the stockholder and generally convert upon sale or transfer to Class A Common Stock.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The holders of Common Stock are entitled to receive dividends when declared by the Board of Directors. Participation rights for dividends are equal across all classes of Common Stock. During the years ended December 31, 2025 and 2024, no dividends were declared.
The Company declared cash dividends in 2018, of which $3.3 million remains unpaid related to Class A Common Stock, including those converted from Class C Common Stock, and was recorded within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2025 and 2024.
In the event of any liquidation, dissolution or winding up of the Company, all holders of common stock are entitled to receive, on a pari passu basis, all assets of the Company available for distribution to stockholders.
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
Except for the contingent redemption feature, the holder of these shares of redeemable Class A Common Stock had the same rights and privileges as other holders of Class A Common Stock. See Note 17—Stock-Based Compensation—Put Right Arrangement for more information.
Common Stock Repurchases and Retirement—During the years ended December 31, 2025 and 2024, the Company repurchased and retired 25,915 and zero shares of its Class A Common Stock, respectively, for total cash consideration paid of $1.0 million and zero, respectively. During the year ended December 31, 2023, the Company repurchased and retired 32,285 shares of Class A Common Stock for a total cash consideration paid of $1.1 million, of which 24,885 shares repurchased related to settlements of certain employee relocation agreements. See Note 17—Stock-Based Compensation for more information.
Common Stock Warrants—The Company’s issued and outstanding warrants to purchase shares of Class A Common Stock were as follows:

	December 31,
	2025	2024	Exercise Price	Expiration Date
Warrants for Class A Common Stock	—	217,373	$0.002	January 30, 2028
See Note 17—Stock-Based Compensation for more information.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Common Stock Reserved for Future Issuance—The Company’s authorized shares of Class A Common Stock reserved for future issuance were as follows:

	December 31,
	2025	2024
Options outstanding to purchase common stock	15,126,442	15,526,466
RSUs outstanding	32,171,755	38,627,023
Warrants outstanding and authorized	—	414,986
Restricted stock outstanding	—	6,590
Shares reserved for issuance under the 2022 Omnibus Incentive Plan	51,460,674	5,859,188
Shares reserved under employee stock purchase plan	4,529,002	—
Series M, N and O redeemable preferred stock	15,594,087	2,587,776
Total	118,881,960	63,022,029
The 24,025 shares of Series M Redeemable Preferred Stock, 50,000 shares of Series N Redeemable Preferred Stock and all 254,893 shares of Series O Redeemable Preferred Stock outstanding as of December 31, 2025 will automatically convert 180 days following the closing of the IPO into 1,322,527, 2,340,425 and 11,931,135 shares of Class A Common Stock, respectively. See Note 15—Redeemable Preferred Stock for more information.
17.STOCK‐BASED COMPENSATION
2022 Omnibus Incentive Plan—On January 1, 2022 and as amended on June 1, 2022, the Board of Directors adopted and the stockholders approved, a stock plan which provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, deferred stock units and cash-based awards to employees, officers, directors and non-employee service providers of the Company (the “2022 Plan”). The 2022 Plan supersedes and replaces the 2015 Stock Option Plan (the “2015 Stock Option Plan”) and the 2012 Restricted Stock Unit Plan (the “2012 RSU Plan”). Stock options granted under the 2022 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). RSUs and other stock-based awards granted can be settled in shares of Class A Common Stock or cash at the Company’s discretion. In connection with the Company's IPO, the Board approved an amendment to the 2022 Omnibus Incentive Plan (the "A&R 2022 Plan") and increased the initial share reserve under the A&R 2022 Plan to be equal to 80,556,646 shares of our Class A Common Stock. The A&R 2022 Plan, among other things, provides for an increase in the number of shares of Class A Common Stock available for issuance thereunder annually on the first day of each year beginning in 2026 and ending in 2035, equal to the lessor of (a) 5% of the aggregate number of shares of Class A Common Stock outstanding on the last day of the immediately preceding year and (b) such smaller number of shares of Class A Common Stock as determined by the Board of Directors. The number of shares of Class A Common Stock that remain available for issuance under the A&R 2022 Plan was 51,460,674 as of December 31, 2025.
2015 Stock Option Plan—In 2015, the Board adopted and the stockholders approved a stock plan, which was amended in 2021 and provides for the grant of stock options to employees, officers, directors and non-employee service providers of the Company. Stock options granted under the 2015 Stock Option Plan may be either ISOs or NSOs.
Stock options granted under the 2015 Stock Option Plan generally expire 10 years from the date of grant and generally vest 20% after the first year of service and ratably each month over the remaining 48-month period contingent on continued employment with the Company on each vesting date. The exercise price of an ISO and NSO granted under the 2015 Stock Option Plan cannot be less than 100% of the estimated fair value of the Class A Common Stock on the date of grant.
With the adoption of the 2022 Plan, the 2015 Stock Option Plan was terminated with no shares remaining for future issuance. Outstanding awards under the 2015 Stock Option Plan will remain outstanding until they are exercised, forfeited, repurchased, canceled or expired.
2012 Restricted Stock Units Plan—In 2012, the Board adopted and the stockholders approved the 2012 RSU Plan, which was amended in 2018 and provides for the grant of RSU awards to employees, officers, directors and non-employee service providers of the Company. RSUs granted can be settled in shares of Class A Common Stock or cash at the Company’s discretion.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
RSUs granted under the 2012 RSU Plan include a performance condition that is deemed not probable of being met until the occurrence of a liquidity event defined within the terms of the award. The liquidity events vary by award and may include a qualifying sale of the Company’s Common Stock in an underwritten IPO, a non-underwritten IPO or a change in control. The liquidity events are not deemed probable until consummated.
The 2012 RSU Plan expired on January 1, 2022 with no shares remaining for future issuance. Outstanding awards under the 2012 RSU Plan will remain outstanding until they are released, forfeited, canceled or expired.
In May 2024, the Board approved an amendment to the 2012 RSU Plan to incorporate a required anti-dilution provision upon a capitalization adjustment event. The amendment is accounted for as a modification of the 5,764,841 outstanding RSU awards granted under the 2012 RSU Plan as it was in contemplation of a potential capitalization adjustment event which resulted in an increased aggregate award value of $104.5 million post modification. See “Restricted Stock Units” for more information.
Stock Options—The following table summarizes the Company’s stock option activity:

	Outstanding Options
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	15,526,466	$5.51	3.3	$513,851
Options exercised	(244,086)	$0.65
Options expired	(155,938)	$0.55
Balance as of December 31, 2025	15,126,442	$5.64	2.4	$119,321
Options vested and expected to vest as of December 31, 2025	5,496,232	$4.93	2.4	$47,287
Exercisable as of December 31, 2025	5,496,232	$4.93	2.4	$47,287
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Class A Common Stock as of the respective period-end dates.
The total intrinsic value of stock options exercised during the years ended December 31, 2025, and 2024 was $5.8 million and $12.7 million, respectively.
In the year ended December 31, 2018, the Company granted options to purchase an aggregate of 10,730,210 shares of Class A Common Stock that contained vesting provisions based on the Company’s achievement of tiered share prices, ranging from $19.50 to $80.00 per share, in qualifying liquidity events, including a change in control, Qualified IPO, or secondary transactions. The vesting of the stock options is also contingent on the continued employment of the awardee with the Company. The Company has determined that these awards contain service, performance, and market conditions. The awards had an estimated grant date fair value of $19.7 million which was measured using a Monte Carlo simulation. In the year ended December 31, 2023, the Company modified the remaining unvested and outstanding portion of these awards, which are comprised of options to purchase an aggregate of 9,630,210 shares of Class A Common Stock such that, upon the occurrence of a Qualified IPO, the market-based vesting provisions are based on the Company’s achievement of tiered share prices, ranging from $20.00 to $80.00 per share, measured based on a 30-consecutive trading day volume-weighted average price of the Company’s Class A Common Stock as reported by the principal securities exchange on which such stock is listed. The awards had an estimated modification date fair value of $267.6 million which was measured using a Monte Carlo simulation. The Company recognized $264.6 million for the year ended December 31, 2025 and zero expense for the years ended December 31, 2024 and 2023 related to these awards.
As of December 31, 2025, there was no unrecognized stock-based compensation expense remaining for all outstanding stock options.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Put Right Arrangement—In March 2023, the Company provided an employee with an arrangement that granted the employee the right to sell on each of four annual put right exercise dates beginning in 2024, shares of Class A Common Stock held by the employee or to be obtained by the employee through the exercise of vested stock options. On each annual put right exercise date, the employee may elect to sell 666,665 of such shares to a third-party buyer in a secondary transaction facilitated by the Company. To the extent the aggregate proceeds to the employee in connection with any such annual election and sale are less than $20.0 million, the Company is required to fund the shortfall in proceeds up to an aggregate gross amount of $20.0 million per year. The Company may satisfy this obligation by repurchasing any available shares at the then fair value, but in no instance higher than $30.00 per share, by paying the employee a cash bonus or by a combination of the two, at the Company’s election. To be eligible to exercise the put right, the employee must provide continuous service to the Company through the put exercise date, except that, if the employee is terminated by the Company without “cause” or resigns for “good reason,” such employee retains a right to sell on the next annual put right exercise date, as set forth in the arrangement. This arrangement will expire upon the listing of the Company’s capital stock on a recognized securities exchange or a change of control.
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

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.70% - 4.79%	4.16% - 4.86%
Expected term (in years)	0.5 - 21.6 years	0.0 - 21.1 years
Dividend yield	—%	—%
Expected volatility	53.42%	53.42%
During the year ended December 31, 2025, in connection with the put right arrangement, the employee did not elect to exercise their 2025 annual put right. Upon termination of this contingent redemption feature, 803,875 vested liability classified stock options to purchase an aggregate of 803,875 shares of Class A Common Stock were reclassified to permanent equity.
Stock-based compensation expense associated with the put right arrangement was $(4.2) million, $(0.6) million and $22.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, the Company reclassified $18.4 million from other non-current liabilities to additional paid-in capital as the contingent feature on the vested stock options to purchase an aggregate of 803,875 shares of Class A Common Stock terminated. As of December 31, 2025, as the contingent redemption feature was terminated upon the occurrence of a Qualified IPO, the Company derecognized all remaining obligations with the put right arrangements.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units—The following table summarizes the activity for the Company’s RSUs:

	Total RSUs		Stock Price Target and GMS Performance RSUs		Other RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	38,613,554	$34.97	15,196,370	$31.67	23,417,184	$37.11
Granted	2,838,393	$38.76	—	$—	2,838,393	$38.76
Forfeited	(2,168,663)	$37.19	(462,500)	$33.33	(1,706,163)	$38.23
Vested and released	(7,111,529)	$36.52	(1,936,693)	$36.00	(5,174,836)	$36.71
Vested but unreleased	(12,327,317)	$37.41	(386,694)	$35.69	(11,940,623)	$37.47
Unvested as of December 31, 2025	19,844,438	$33.27	12,410,483	$30.81	7,433,955	$37.38
Vested but unreleased as of December 31, 2025	12,327,317	$37.41	386,694	$35.69	11,940,623	$37.47
Outstanding as of December 31, 2025	32,171,755	$34.86	12,797,177	$30.96	19,374,578	$37.44
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $38.76, $38.07 and $33.21 per share, respectively. The fair value of RSUs vested was $428.7 million, $0.5 million and $0.8 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Stock Price Target Performance RSUs
In the year ended December 31, 2018, the Company granted 500,000 RSUs that contained service, performance and market conditions. The market conditions are met based on the Company’s achievement of tiered share prices, ranging from $19.50 to $65.00 per share upon qualifying secondary transaction and primary stock issuances, and the occurrence of a liquidity event, which includes a qualifying sale of the Company’s Common Stock in a Qualified IPO or a change in control event. The awards had an estimated grant date fair value which was measured as of the grant date using a Monte Carlo simulation and totaled $4.8 million. In the year ended December 31, 2023, the Company modified all 500,000 of these unvested RSUs such that, upon the occurrence of a Qualified IPO, the market-based vesting provisions are based on the Company’s achievement of the tiered share prices, ranging from $19.50 to $65.00 per share, measured based on a 30-consecutive trading day volume-weighted-average price of the Company’s Class A Common Stock as reported by the principal securities exchange on which such stock is listed. The fair value of the modified award was measured using a Monte Carlo simulation on the modification date and totaled $17.9 million. In May 2024, the Company modified all 500,000 of these unvested RSUs to add a required anti-dilution provision in the event of a capitalization adjustment event. The fair value of the modified award was measured using a Monte Carlo simulation on the modification date and totaled $18.4 million. The Company recognized $18.3 million for the year ended December 31, 2025 and zero expense for the years ended December 31, 2024 and 2023 related to these awards. As of December 31, 2025, there was $0.1 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 0.2 years.
In the year ended December 31, 2023, the Company granted 7,116,935 RSUs that contained market, performance and service conditions. The market conditions are met based on the Company’s achievement of tiered share prices following the date the Company’s Class A Common Stock is listed in connection with a Qualified IPO, ranging from $37.18 to $151.80 per share, measured based on a 30-consecutive trading day volume-weighted-average price of the Company’s Class A Common Stock as reported by the principal securities exchange on which such stock is listed. The performance condition will be satisfied upon the occurrence of a liquidity event, which includes a Qualified IPO, and for 3,250,000 of the RSUs, also includes a change of control event. The awards had an estimated grant date fair value of $201.6 million which was measured using a Monte Carlo simulation. The Company recognized $194.8 million for the year ended December 31, 2025 and zero expense for the years ended December 31, 2024 and 2023 related to these awards. As of December 31, 2025, there was $6.8 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 0.6 years.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In February 2024, the Company granted 462,500 RSUs that contained service, performance and market conditions. The market conditions are met based on the Company’s achievement of tiered share prices, ranging from $40.04 to $127.40 per share, measured based on a 60-consecutive trading day volume-weighted-average price of the Company’s Class A Common Stock as reported by the principal securities exchange on which such stock is listed. The performance condition will be satisfied upon the occurrence of a liquidity event, which includes a Qualified IPO. The awards had an estimated grant date fair value of $15.3 million, which was measured using a Monte Carlo simulation. In October 2024, the Company modified all 462,500 of these unvested RSUs to remove the required liquidity event performance condition. The fair value of the modified award was measured using a Monte Carlo simulation on the modification date and totaled $15.4 million. In August 2025, the 462,500 RSUs were forfeited upon the separation of the employee from the Company. For the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $(1.5) million and $1.5 million, respectively.
The assumptions used in the Monte Carlo simulations for the RSUs granted and modified above in the year ended December 31, 2024 and 2023 are summarized below:

Year Ended December 31,
	2024	2023
Risk-free interest rate	4.19% - 4.41%	3.47% - 4.06%
Expected term (in years)	6.6 - 9.3 years	4.8 - 6.9 years
Dividend yield	—%	—%
Expected volatility	47.50% - 53.42%	50.50% - 58.00%
GMS Performance RSUs
In the year ended December 31, 2023, the Company granted 4,023,387 RSUs that contain performance and service conditions. The performance conditions are met based upon the occurrence of a liquidity event which includes a Qualified IPO and the Company’s achievement of Gross Merchandise Sales ("GMS") targets during a trailing 12-month period ranging from $5.5 billion to $16.5 billion. The vesting of the RSUs is also contingent on the continued employment of the awardee with the Company. These awards had an estimated grant date fair value of $143.6 million which was measured using the estimated fair value of the underlying Class A Common Stock. The Company also granted an additional 3,093,548 RSUs that contain these same performance and service conditions with additional market conditions. The market conditions are met based on the Company’s achievement of tiered share prices following the date the Company’s Class A Common Stock is listed in connection with a Qualified IPO of $37.20 and $50.60 per share, measured based on a 30-consecutive trading day volume-weighted average price of the Company’s Class A Common Stock as reported by the principal securities exchange on which such stock is listed. The awards had an estimated grant date fair value of $102.3 million which was measured using a Monte Carlo simulation. The Company recognized $208.8 million of expense for the year ended December 31, 2025 and zero expense for the years ended December 31, 2024 and 2023 related to these awards. As of December 31, 2025, there was $37.1 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 2.9 years.
The assumptions used in the Monte Carlo simulations for the RSUs granted above is summarized below:

Year Ended December 31, 2023
Risk-free interest rate	3.47%
Expected term (in years)	4.8 years
Dividend yield	—%
Expected volatility	58.00%
Other RSUs
As of December 31, 2025, the remaining RSUs, as shown in the above table, contained a service condition and or a performance condition that is met upon the occurrence of a liquidity event defined within the terms of the award. The liquidity event was met upon the occurrence of the Qualified IPO. The Company recognized $790.6 million of expense for the year ended December 31, 2025 and zero expense for the years ended December 31, 2024 and 2023 related to these awards. As of December 31, 2025, there was $121.7 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 1.9 years.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock—In the year ended December 31, 2023, the Company granted 6,590 shares of restricted stock to consultants in exchange for services. On the grant date, the holders of the restricted stock have all rights of a stockholder of Class A Common Stock, including forfeitable dividend and voting rights, prior to the vesting of such shares of restricted stock. These shares of restricted stock are included in the Class A Common Stock outstanding balance in the consolidated balance sheets as of December 31, 2025 and 2024.
These shares of restricted stock had an estimated grant date fair value of $0.2 million and vested upon the occurrence of a liquidity event defined within the terms of the award, which includes a qualifying sale of the Company’s Class A Common Stock in a Qualified IPO, within 20 years from the grant date. The Company recognized $0.2 million for the year ended December 31, 2025 and zero expense for the years ended December 31, 2024 and 2023 related to these awards as the liquidity event was met upon the occurrence of the Qualified IPO.
The fair value of the restricted stock vested was $0.2 million for the year ended December 31, 2025 and zero during the years ended December 31, 2024 and 2023.
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
The Advisory Warrants and the Initiative Warrants had an estimated grant date fair value of $9.2 million and $8.4 million, respectively, estimated using the Black‐Scholes option‐pricing model with the assumptions summarized below:

Year Ended December 31, 2023
Risk-free interest rate	3.94% - 4.90%
Expected term (in years)	0.1 - 4.9 years
Dividend yield	—%
Expected volatility	63.41% - 84.89%
On March 21, 2025, the Company amended the Warrants by: (i) removing the distinction of common stock warrants between Advisory and Initiative Warrants; (ii) decreasing the number of common stock warrants authorized to 355,702; (iii) issuing the remaining 59,284 authorized common stock warrants and (iv) modifying the vesting dates of the remaining unvested common stock warrants to be on the amendment date. The decrease in common stock warrants authorized was in exchange for an aggregate cash payment of $7.0 million payable in annual installments through December 31, 2027, subject to continued advisory service through the payment dates. The aggregate fair value of the modified Warrants totaled $12.7 million of which the remaining $2.1 million of unrecognized stock-based compensation expense for common stock warrants authorized was recognized upon the modification as all Warrants are vested.
During the years ended December 31, 2025 and 2024, 276,657 and 79,045 common stock warrants were exercised through a net share settlement using a cashless exercise, respectively. The total intrinsic value of common stock warrants exercised for the years ended December 31, 2025 and 2024, was $10.7 million and $3.1 million, respectively.
During the years ended December 31, 2025, 2024 and 2023, the Company recorded $3.0 million, $4.8 million and $4.9 million of stock-based compensation expense, respectively, related to these Warrants as part of general and administrative expense in the consolidated statements of operations, inclusive of the $2.1 million of stock-based compensation expense recognized upon the modification of the Warrants. As of December 31, 2025, there were zero Warrants outstanding or authorized for future issuance and there was no unrecognized expense for the Warrants remaining.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Contract Incentive— In September 2025, the Company entered into an agreement with certain non-employees with existing and contemplated future arrangements whereby upon the closing of the Qualified IPO, the Company would issue $7.9 million of Class A Common Stock based on the Qualified IPO Price. Upon the closing of the IPO, the Company issued 337,444 shares of Class A Common Stock to settle the contingent obligation. During the year ended December 31, 2025, the Company recognized $7.9 million of stock-based compensation expense in connection with the issuance of these shares as part of general and administrative expense in the consolidated statements of operations.
2025 Employee Stock Purchase Plan— In connection with the Company's IPO, the Board adopted the 2025 Employee Stock Purchase Plan (the “ESPP”). The maximum number of shares of Class A Common Stock authorized for sale under the ESPP is equal to the sum of (i) 4,529,002 shares of Class A Common Stock and (ii) an annual increase on the first day of each year beginning in 2026 and ending in 2035, equal to the lesser of (a) 1% of shares of the aggregate number of shares of all classes of the Company's common stock outstanding (on an as converted basis) on the last day of the immediately preceding year and (b) such number of shares of common stock as determined by the Board of Directors or the Compensation Committee of the Board of Directors, provided, however, that no more than 62,273,773 shares may be issued under the ESPP. The ESPP allows eligible employees to purchase shares of the Company's Class A Common Stock at a 15 percent discount on the lower closing trading price on either of (i) the offering period begin date or (ii) the purchase date. As of December 31, 2025, the first offering period has not commenced and there were no shares of common stock purchased under the ESPP.
Modifications—During the years ended December 31, 2025, 2024 and 2023, the Company modified and settled zero, zero and 24,885 service-vested RSUs, respectively, by removing the liquidity event performance condition and issuing zero, zero and 24,885 shares of Class A Common Stock, respectively, which also settled the Company’s repurchase obligations associated with these RSUs. In the 2023 settlement, the Company repurchased 24,885 shares of Class A Common Stock from the shares issued. The fair value of the modified RSUs was $0.8 million, of which $0.7 million had been previously recognized as stock-based compensation expense as of December 31, 2022. For the year ended December 31, 2023, the Company recognized $0.1 million as stock-based compensation expense.
In May 2023, the Company canceled certain employee equity awards in exchange for an aggregate cash payment and recognized $1.5 million as a component of general and administrative expense in the consolidated statements of operations for the year ended December 31, 2023.
In October 2024, the Company modified certain employee equity awards to change the requisite service period for a portion of the award in exchange for an aggregate cash payment and recognized $0.5 million as a component of general and administrative expense in the consolidated statements of operation for the year ended December 31, 2024.
In January 2025, the Company cancelled 38,860 unvested RSUs from an employee for no consideration. As the cancelled RSUs contain a performance condition requiring the consummation of a liquidity event that was not probable to occur on the cancellation date, the Company recognized zero stock-based compensation expense in connection with the cancellation of these RSUs during the year ended December 31, 2025.
In February 2025, the Company repurchased 12,960 shares of Class A Common Stock issued from the exercise of stock options that had not been subject to the risks and rewards of ownership for at least six months prior to their sale. The stock options were modified from equity-classified awards to liability-classified awards and the Company recognized $0.5 million of stock-based compensation expense in connection with the modification of these awards during the year ended December 31, 2025.
Secondary Transactions—In March 2024, an employee sold 666,665 shares of Class A Common Stock to an existing investor at $30.00 per share for gross proceeds of $20.0 million. The Company did not participate in the common stock purchase from the employee but waived its right of first offer. Of the 666,665 shares of Class A Common Stock sold, 303,880 shares of redeemable Class A Common Stock were reclassified to permanent equity and 362,785 shares from the exercised stock options were treated as liability-classified awards because they had not been subject to the risks and reward of ownership for at least six months prior to their sale. The Company recognized $1.5 million of stock-based compensation expense in connection with the modification of these awards as part of this secondary sale. The existing investor became a related party in connection with this purchase as further described in Note 21—Related Party Transactions.
In August 2025, an employee sold 666,665 shares of Class A Common Stock to an existing investor at $30.00 per share for gross proceeds of $20.0 million. The Company did not participate in the common stock purchase from the employee but waived its right of first offer. See Note 21—Related Party Transactions.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation Expense—Stock-based compensation expense totaled $1,447.7 million, $7.7 million and $34.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The income tax benefit recognized in the consolidated statements of operations on stock-based compensation expense was zero, $2.6 million and $8.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
18.INCOME TAXES
The Company has provided for current and deferred U.S. federal, state and foreign income taxes for the current period for all tax jurisdictions in which it operates.
The U.S. and foreign components of the Company’s (loss) income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$(1,573,325)	$(10,857)	$137,145
Foreign	27,985	48,116	(51,549)
Total	$(1,545,340)	$37,259	$85,596
The components of the Company’s (provision) benefit for income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income taxes:
U.S.—federal	$—	$740	$(1,513)
U.S.—state	1,231	22,773	(4,035)
Foreign	(5,009)	(5,863)	(853)
Total current (provision) benefit for income taxes	(3,778)	17,650	(6,401)
Deferred income taxes:
U.S.—federal	(253,726)	(22,079)	222,034
U.S.—state	(99,399)	(2,061)	63,236
Foreign	(3,691)	(33,569)	40,736
Total deferred (provision) benefit for income taxes	(356,816)	(57,709)	326,006
Total (provision) benefit for income taxes	$(360,594)	$(40,059)	$319,605
The Company adopted ASU 2023-09 during the year ended December 31, 2025 on a prospective basis. The following table reconciles the U.S. federal statutory income tax rate of 21% to the Company's worldwide effective tax rate for the year ended December 31, 2025 in accordance with ASU 2023-09 (in thousands, except for percentages):

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2025
	Amount	Rate
U.S. federal statutory tax	$(324,521)	21.0%
State and local income tax, net of federal income tax effect(1)	98,534	(6.4)
Foreign tax effects	2,075	(0.1)
Effect of cross-border tax laws	3,271	(0.2)
Nontaxable or nondeductible items
Executive compensation	205,980	(13.3)
Other	7,785	(0.5)
Changes in unrecognized tax benefits	8,494	(0.6)
Changes in valuation allowance	354,865	(23.0)
Other adjustments	4,111	(0.2)
Effective tax rate	$360,594	(23.3)%
(1)The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect of this category include California, New York, and New York City. Additionally, $124.2 million of tax expense for the change in state valuation allowance is included in this category.
The following table reconciles the U.S. federal statutory tax rate of 21.0% to the Company's effective tax rate for the year ended December 31, 2024 and December 31, 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Income taxes at U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	11.5	10.4
Foreign rate differential	(3.5)	3.8
Impacts of restructuring	99.8	—
Foreign branch adjustment	(3.6)	—
BEAT minimum tax	—	1.8
Valuation allowance	(20.1)	(415.0)
Uncertain tax positions	(0.4)	11.0
Permanent adjustments	8.2	1.1
U.S. inclusion of foreign source income	7.9	—
Tax rate changes	(5.2)	(1.6)
Provision to return	(10.9)	(5.2)
Other	2.8	(0.7)
Effective tax rate	107.5%	(373.4)%

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The amounts of cash income taxes paid, net of refunds, by the Company pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 were as follows (in thousands):

Year Ended December 31, 2025
U.S. - Federal	$(3,387)
U.S. - State and local	2,811
Brazil	1,387
United Kingdom	13,761
Canada	3,954
Other foreign	800
Total	$19,326
The amounts of cash income taxes paid, net of refunds, by the Company (prior to ASU 2023-09) for the years ended December 31, 2024 and 2023 were $5.3 million and $9.0 million, respectively.
Deferred income taxes reflect the net tax effect of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.
Significant components of the Company’s deferred tax assets and deferred tax liabilities were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$373,071	$334,542
Stock-based compensation	128,972	11,215
Amortization of intangible assets	76,051	78,571
Transaction costs	11,545	12,859
Accrued expenses and other liabilities	38,772	26,676
Operating lease liabilities	6,821	6,832
Interest expense limitation	176,432	159,044
Other	15,943	9,555
Total gross deferred tax assets	827,607	639,294
Valuation allowance	(526,507)	(43,246)
Total net deferred tax assets	301,100	596,048
Deferred tax liabilities:
Goodwill and indefinite lived intangibles	(354,139)	(293,809)
Interest rate swap	(18,630)	(32,058)
Capitalized software costs	(9,362)	—
Right of use asset	(5,445)	(5,772)
Foregone branch foreign tax credit	(2,083)	(3,817)
Other	(2,584)	(12,110)
Total gross deferred tax liabilities	(392,243)	(347,566)
Net deferred tax assets (liabilities)	$(91,143)	$248,482
As of December 31, 2025, the Company is no longer permanently reinvested with respect to certain non-U.S. subsidiaries and therefore, the Company has recorded taxes of $1.1 million with respect to undistributed earnings from its non-U.S. subsidiaries as such earnings are no longer reinvested indefinitely. The amount of undistributed earnings of non-U.S. subsidiaries as of December 31, 2025 was $28.7 million.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company assesses the realizability of its deferred tax assets in each jurisdiction by evaluating all relevant positive and negative evidence at each reporting date, including cumulative historical losses, available carryback or carryforward periods, and prudent and feasible tax planning strategies. As of December 31, 2025, the Company had incurred a cumulative loss in the U.S. over the preceding three-year period.
As of December 31, 2025, the Company concluded that objectively verifiable negative evidence outweighed the positive evidence and given that the Company has incurred a cumulative loss over the three-year period ended December 31, 2025, the Company determined that it was not more likely than not that its U.S. federal, state, and certain foreign deferred tax assets would be realized. Accordingly, in the fourth quarter of 2025, the Company recorded a valuation allowance of $479.1 million against its U.S. federal and state deferred tax assets.
The Company maintains a valuation allowance against its foreign net deferred tax assets of $47.4 million and $43.2 million as of December 31, 2025 and 2024, respectively.
A reconciliation of the beginning and ending amount of the Company’s valuation allowance was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$43,246	$48,888	$404,098
Increase to valuation allowance	480,897	—	4,040
Decrease to valuation allowance	(2,932)	(4,490)	(359,250)
Increase (decrease) in valuation allowance change in accumulated other comprehensive income (loss)	5,296	(1,152)	—
Ending balance	$526,507	$43,246	$48,888
As of December 31, 2025, the Company had cumulative pre-tax U.S. federal net operating loss carryforwards of $1,219.9 million which have an unlimited carryforward period and non-U.S. net operating loss carryforwards of $214.5 million which expire at various times starting in 2030. As of December 31, 2025, the Company had cumulative net operating loss carryforwards of $827.4 million related to U.S. state jurisdictions which expire at various times starting in 2025. The Company’s U.S. federal and state net operating losses are potentially subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state law.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance as of the beginning of the period	$50,397	$50,763	$41,527
Increases for current year positions	8,238	17,317	4,930
Increases for prior year positions	3,888	363	4,306
Decreases for prior year positions	(2,503)	(15,514)	—
Payments/Settlements	(4,574)	(2,532)	—
Balance as of the end of the period	$55,446	$50,397	$50,763
As of December 31, 2025 and 2024, the Company had unrecognized tax benefits of $55.4 million and $50.4 million, respectively, of which $6.4 million and $1.8 million, respectively, were included in other non-current assets and other non-current liabilities, $2.7 million and $13.4 million, respectively, were included in accrued expenses and other current liabilities, and $46.3 million and $35.2 million, respectively, were presented as a reduction of deferred tax assets on the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $7.4 million and $37.9 million as of December 31, 2025 and 2024, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the (provision) benefit for income taxes. The accrued amounts for interest and penalties were $7.3 million and $8.8 million, as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company accrued net tax expense related to interest and penalties of $1.3 million and $2.7 million, respectively.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits, participation in voluntary disclosure programs, and/or the expiration of applicable statutes of limitations. The Company believes that it is reasonably possible that a decrease of up to $2.7 million in unrecognized tax benefits related to the settlement of certain U.S. state and foreign uncertain tax positions may occur within the next 12 months.
The Company is subject to taxation and files income tax returns in the U.S. federal and state, and foreign jurisdictions. In the U.S., the years from 2020 forward generally remain open and could be subject to examination by the taxing authorities. The Company’s other non-U.S. subsidiaries could be subject to audit in certain jurisdictions as early as 2017.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”). The OBBBA extends and modifies several provisions originally introduced under the Tax Cuts and Jobs Act of 2017, while also implementing additional changes to U.S. federal tax law. Key provisions of the OBBBA include (i) the permanent extension of 100% bonus depreciation for qualifying assets, (ii) the elimination of the requirement to capitalize and amortize U.S. – based research and experimental expenditures, allowing for immediate expensing, (iii) changes to limitation on the deductibility of interest expense and (iv) modifications to the taxation of foreign earnings and other international income tax provisions. The OBBBA contains multiple effective dates, with certain provisions taking effect beginning in calendar year 2025 and others phased in through calendar year 2027. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. The legislation does not have a material impact on the consolidated financial statements for the year ended December 31, 2025.
19.SEGMENT INFORMATION
Segment Reporting Disclosures
Our CODM, the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net (loss) income to measure segment profit or loss, allocate resources and assess performance. Significant expenses reviewed by the CODM to manage the Company’s operations are at the consolidated level as separately presented in the consolidated statements of operations and include the Company’s cost of revenue (exclusive of depreciation and amortization), operations and support, sales and marketing and general and administrative expenses. Other segment items included in consolidated net (loss) income are depreciation and amortization, interest income, interest expense, other income (expense), net, foreign currency (losses) gains, loss on extinguishment of debt, (losses) gains on derivatives and (provision) benefit for income taxes, which are each separately presented in the consolidated statements of operations.
The CODM reviews consolidated balance sheet information, primarily the amount of cash and cash equivalents at the end of the relevant period, at the consolidated level. Refer to the consolidated balance sheets for these amounts as of December 31, 2025 and 2024. The CODM further reviews information regarding capital expenditures, which is available under the cash flows from investing activities within the Company’s consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023.
Entity Wide Disclosures
Revenue—The following table presents the Company’s revenue disaggregated by revenue stream for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Transaction fees	$1,714,046	$1,680,820	$1,364,467
Other revenue	31,142	89,825	3,252
Total revenue	$1,745,188	$1,770,645	$1,367,719
Transaction fees consist of fees charged to buyers, including transaction fees charged on sales of inventory, and sellers of tickets on the Company’s platform, including shipping fees charged to buyers of tickets. Other revenue primarily represents sales of inventory, which are substantially generated in the United States.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Transaction fees by geography are classified based on the domicile of the Company’s subsidiary that facilitates the transaction. This classification is independent of where the buyers and sellers associated with a transaction reside or are physically located or the location of the event associated with the transaction. A subsidiary of the Company domiciled in Switzerland is primarily responsible for facilitating the Company’s international transactions. During the year ended December 31, 2025, transaction fees from the Company's Switzerland subsidiary represented approximately 11% of total transaction fees. There were no international subsidiaries of the Company that represented greater than 10% of total transaction fees during the years ended December 31, 2024 and 2023.
The following table presents the Company’s transaction fees disaggregated by geography for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Transaction fees
United States	$1,523,185	$1,507,248	$1,258,129
Switzerland	189,775	155,418	129,422
Rest of world	72,550	93,692	40,785
Total transaction fees before refunds	1,785,510	1,756,358	1,428,336
Refunds	(71,464)	(75,538)	(63,869)
Total transaction fees	$1,714,046	$1,680,820	$1,364,467
Transaction fees recognized during the years ended December 31, 2025, 2024 and 2023 were reduced by reversals of fees previously earned as a result of cash refunds or sales credit for event cancellations.
Long-Lived Assets—The following table sets forth long-lived assets based on geography (in thousands):

	December 31,
	2025	2024
United States	$72,970	$6,164
Rest of world	284	350
Total	$73,254	$6,514
20.NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following tables present the calculation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2025			2024			2023
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
Basic net (loss) income per share:
Numerator:
Net (loss) income	$(1,740,336)	$(148,073)	$(17,525)	$(2,532)	$(228)	$(40)	$366,195	$33,199	$5,807
Undeclared cumulative dividends to preferred stockholders	(78,945)	(6,717)	(795)	(47,317)	(4,254)	(744)	(45,746)	(4,147)	(725)
Undistributed income allocated to participating securities	—	—	—	—	—	—	(2,783)	(253)	(45)
Net (loss) income attributable to common stockholders	$(1,819,281)	$(154,790)	$(18,320)	$(49,849)	$(4,482)	$(784)	$317,666	$28,799	$5,037

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Denominator:
Weighted-average number of shares outstanding, basic	290,892,981	24,750,000	2,929,328	275,281,132	24,750,000	4,328,764	272,996,049	24,750,000	4,328,764
Basic net (loss) income per share attributable to common stockholders	$(6.25)	$(6.25)	$(6.25)	$(0.18)	$(0.18)	$(0.18)	$1.16	$1.16	$1.16

	Year Ended December 31,
	2025			2024			2023
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
Dilutive net (loss) income per share:
Numerator:
Net (loss) income used in basic computation	$(1,819,281)	$(154,790)	$(18,320)	$(49,849)	$(4,482)	$(784)	$317,666	$28,799	$5,037
Reallocation of net income as a result of conversion of Class B to Class A shares	—	—	—	—	—	—	28,799	—	—
Reallocation of undistributed income (loss) allocated to participating securities	—	—	—	—	—	—	150	(533)	(93)
Reversal of unrealized gain on preferred stock	(10,152)	—	—	—	—	—	—	—	—
Reallocation of undistributed loss	521	(466)	(55)	—	—	—	—	—	—
Net (loss) income attributable to common stockholders	$(1,828,912)	$(155,256)	$(18,375)	$(49,849)	$(4,482)	$(784)	$346,615	$28,266	$4,944

Denominator:
Weighted-average number of shares used in basic computation	290,892,981	24,750,000	2,929,328	275,281,132	24,750,000	4,328,764	272,996,049	24,750,000	4,328,764
Conversion of Class B to Class A shares outstanding	—	—	—	—	—	—	24,750,000	—	—
Dilutive securities	661,264	—	—	—	—	—	5,740,706	—	—
Weighted-average number of shares outstanding, diluted	291,554,245	24,750,000	2,929,328	275,281,132	24,750,000	4,328,764	303,486,755	24,750,000	4,328,764
Diluted net (loss) income per share attributable to common stockholders	$(6.27)	$(6.27)	$(6.27)	$(0.18)	$(0.18)	$(0.18)	$1.14	$1.14	$1.14
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss) income per share because including them would have had an anti-dilutive effect:

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
Excluded Securities	2025	2024	2023
Stock options to purchase common stock	5,496,232	5,896,256	—
Series N and O Redeemable Preferred Stock	14,271,560	—	—
Shares subject to nonrecourse loans not yet repaid or forgiven	—	—	1,753,388
RSUs	12,500,684	17,340	—
Common stock warrants	—	414,986	—
Total	32,268,476	6,328,582	1,753,388
The table above does not include (i) stock options to purchase an aggregate of 9,630,210 shares of Class A Common Stock outstanding as of December 31, 2025, 2024 and 2023, zero, 6,590 and 6,590 shares of restricted stock outstanding as of December 31, 2025, 2024 and 2023, respectively, and 12,410,483, 38,596,213 and 34,072,468 RSUs outstanding as of December 31, 2025, 2024 and 2023, respectively, as these awards are subject to performance conditions that were not probable of vesting as of those dates.
21.RELATED PARTY TRANSACTIONS
Andro Capital (“Andro”) is a seller on the Company’s platform and, in the normal course of business, has engaged the Company to list, price and fulfill its tickets on its behalf. The Company’s CEO has an ownership stake in both the Company and Andro. The Company generated fee revenue from tickets sold by Andro of zero during the years ended December 31, 2025 and 2024 and $0.1 million during the year ended December 31, 2023. As of December 31, 2025 and 2024, $0.1 million was due to Andro in proceeds related to tickets it had sold on the Company’s platform.
Madrone Partners, L.P. and their affiliates (“Madrone”), are holders of more than 5% of the Company’s outstanding common stock. In March 2023, Madrone purchased 51,111 shares of Series L Redeemable Preferred Stock from the Company at an original issue price of $1,000.00 per share for aggregate gross proceeds of $51.1 million. In addition to and simultaneously with the issuance and sale of Series L Redeemable Preferred Stock, Madrone purchased 5,555,555 shares of Class A Common Stock at $8.80 per share from existing stockholders of the Company. The Company did not participate in the Class A Common Stock purchase from existing stockholders but assigned its right of first offer to Madrone.
On July 17, 2024, the Company entered into a program agreement (as amended or supplemented from time to time, the “Program Agreement”) with Colloquy Capital LLC (“Colloquy”), an affiliate of Andro. Under the terms of the Program Agreement, the Company refers certain sellers to Colloquy for the opportunity to enter into separate financing arrangements with Colloquy. Under such arrangements, it is anticipated that Colloquy may provide short-term financing to sellers based on those sellers’ existing and/or future expected proceeds generated through ticket sales on the Company's platform. Pursuant to each seller’s agreement with Colloquy, the Company will disburse to Colloquy a percentage of the seller’s proceeds as agreed upon as consideration for the financing provided by Colloquy to the relevant seller. No fees are payable under this agreement by the Company or Colloquy. As of December 31, 2025 and 2024, the Program Agreement resulted in Colloquy obtaining a security interest of $7.9 million and $0.1 million in the seller's proceeds related to tickets sold on the Company's platform, respectively. On March 20, 2025, the Company entered into a separate services agreement with Colloquy, pursuant to which the Company helps facilitate the sale and servicing of tickets owned by Colloquy in return for a fee based on a percentage of revenue collected for the sale of those tickets. Under both agreements with Colloquy, as of December 31, 2025 and 2024, $0.8 million and $0.1 million, respectively, was due to Colloquy in proceeds, related to tickets sold under the services agreement as well as the Company's disbursement of the seller's proceeds under the Program Agreement. The Company generated $3.2 million during the year ended December 31, 2025 and zero during the years ended December 31, 2024 and 2023 in fees associated with the services agreement.

In March 2024, PointState Capital and their affiliates (“PointState”) purchased 666,665 shares of Class A Common Stock from an employee of the Company through a secondary sale in which the Company waived its right of first offer. PointState became a holder of more than 5% of the Company’s Common Stock after the closing of the secondary sale.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In June 2024, certain employees of the Company, members of the Board and existing stockholders that are holders of more than 5% of the Company’s Common Stock purchased 5,900 shares of Series M Redeemable Preferred Stock from the Company at an original issue price of $1,000.00 per share for aggregate gross proceeds of $5.9 million.
In June 2025, an existing stockholder that is a holder of more than 5% of the Company’s Common Stock purchased 1,000 shares of Series O Redeemable Preferred Stock from the Company at an original issue price of $1,000.00 per share for aggregate gross proceeds of $1.0 million.
In August 2025, PointState purchased 666,665 shares of Class A Common Stock from an employee of the Company through a secondary sale in which the Company waived its right of first offer.
In August 2025, an existing stockholder that is a holder of more than 5% of the Company’s Common Stock purchased 133,670 shares of Series O Redeemable Preferred Stock from the Company at an original issue price of $1,000.00 per share for aggregate gross proceeds of $133.7 million.
22.SUBSEQUENT EVENTS
The Company has evaluated subsequent events through March 4, 2026, the date these consolidated financial statements were issued, and has determined that other than the events described elsewhere, no subsequent events require disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to material weaknesses in our internal control over financial reporting described below.
Notwithstanding the identified material weaknesses in internal control over financial reporting, our management performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.
Previously Reported Material Weaknesses
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As disclosed in “Risk Factors—We have identified material weaknesses in our internal control over financial reporting. If we fail to remedy these material weaknesses, experience additional material weaknesses in the future or otherwise fail to continue to design, implement and maintain effective internal control over financial reporting, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, negatively impact the value of our Class A common stock”, we have identified material weaknesses in our internal control over financial reporting. In particular:
As of December 31, 2025, the following material weaknesses existed:
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
These material weaknesses contributed to the following additional material weaknesses:
•we did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation and review of journal entries and account reconciliations; and
•we did not design and maintain controls over the accounting for revenue and associated reserves, income taxes, indirect taxes and the preparation of the consolidated financial statements, including the consolidated statements of cash flows and related disclosures.

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
Management’s Remediation Plan
We are in the process of implementing a plan to remediate the material weaknesses described above. Our remediation plan includes the hiring of additional accounting and financial reporting personnel and implementing additional policies, procedures and controls, all of which have and will continue to cause us to incur additional costs. We have performed a risk assessment and begun identifying control activities to be implemented in response to the identified risks, which will include improving our IT general controls, segregation of duties controls, period-end financial reporting controls, journal entry controls and additional procedures and controls within the areas of revenue and associated reserves, income taxes, indirect taxes and the preparation of the financial statements including the consolidated statements of cash flows and related disclosures. In addition, we have engaged a third-party provider to help us assess and improve our internal control over financial reporting in preparation for compliance with Section 404, which requires management to provide an assessment of the effectiveness of internal control over financial reporting under Section 404(a), and, once applicable, requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting under Section 404(b).
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
Other than as noted in “Management's Remediation Plan” above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
On December 10, 2025, Scott Fitzgerald, our Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell, subject to certain conditions, up to 42,022 shares of our Class A common stock currently owned or to be acquired upon the vesting of certain time-based restricted stock unit awards. Sales may be made under this trading plan through September 15, 2026, for a duration of 279 days.

On December 10, 2025, Mark Streams, the Company’s Chief Legal Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell, subject to certain conditions, up to 700,000 shares of our Class A common stock. Sales may be made under this trading plan through September 15, 2026, for a duration of 279 days.
On March 3, 2026, the Company entered into Amendment No. 2 to Employment Agreement (the “Amendment”) between Connie James and the Company (as amended, the “Amended Employment Agreement”). Pursuant to the Amendment, in the event Ms. James’ employment with the Company is terminated by the Company without Cause (as defined in the Amended Employment Agreement) or Ms. James resigns for Good Reason (as defined in the Amended Employment Agreement), she will be entitled to receive: (i) $1 million paid in substantially equal installments over 12 months, (ii) any base salary that would be due based on services between the date of Ms. James’ termination of employment and January 1, 2027 had Ms. James continued employment through such date, (iii) a pro-rata portion (or, solely for a termination occurring during 2026, the full amount) of Ms. James’ guaranteed bonus for the year of termination, (iv) payment of COBRA premiums for up to 9 months, (v) full accelerated vesting of the RSUs granted to Ms. James on August 28, 2023 and, for all other outstanding equity awards, two quarters of accelerated vesting (or, solely for a termination occurring during 2026, accelerated vesting to the extent such awards would have vested had employment continued through June 30, 2027), and (vi) continued vesting of all equity awards to the extent provided in the applicable award agreement. Ms. James’ employment agreement otherwise remains in full force and effect.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the Company’s 2026 Proxy Statement (the “2026 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s 2026 annual meeting of stockholders.
We have adopted a Code of Ethics and Conduct that applies to our officers, directors and employees, which is available on our website (investors.stubhub.com) under “Governance.” The Code of Ethics and Conduct is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, as amended, and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website (investors.stubhub.com) (1) the nature of any amendment to our Code of Ethics and Conduct that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Ethics and Conduct that is granted to a director or one of these specified officers, the name of such person who is granted the waiver and the date of the waiver.
We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by directors, officers and employees that are designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards. A copy of our Insider Trading Compliance Policy and Procedures is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
See Index to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
2. Financial Statement Schedules
No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.
3. Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of StubHub Holdings, Inc.	8-K	001-42846	3.1	September 18, 2025
3.2	Amended and Restated Bylaws of StubHub Holdings, Inc.	8-K	001-42846	3.2	September 18, 2025
4.1	Specimen Stock Certificate of the Registrant evidencing the shares of Class A common stock	S-1	333-286000	4.2	March 21, 2025
4.2	Eighth Amended and Restated Investors' Rights Agreement, dated as of December 20, 2019, by and among the Registrant and certain of its stockholders	S-1	333-286000	4.3	March 21, 2025
4.3	Stockholders' Rights Agreement	S-1/A	333-286000	4.4	September 8, 2025
10.1†	2012 Restricted Stock Unit Plan, as amended	S-1	333-286000	10.9	March 21, 2025
10.2†	Form of Restricted Stock Unit Grant Notice and Agreement under 2012 Restricted Stock Unit Plan	S-1	333-286000	10.10	March 21, 2025
10.3†	2015 Stock Option Plan	S-1	333-286000	10.11	March 21, 2025
10.4†	Form of Stock Option Grant Notice under 2015 Stock Option Plan	S-1	333-286000	10.12	March 21, 2025
10.5†	Amended and Restated 2022 Omnibus Incentive Plan	S-1/A	333-286000	10.13	September 8, 2025
10.6†	Form of Stock Option Grant Notice and Agreement under Amended and Restated 2022 Omnibus Incentive Plan	S-1/A	333-286000	10.14	September 8, 2025
10.7†	Form of Restricted Stock Unit Grant Notice and Agreement under Amended and Restated 2022 Omnibus Incentive Plan	S-8	333-290313	99.7	September 17, 2025
10.8†	2025 Employee Stock Purchase Plan	S-1/A	333-286000	10.16	September 8, 2025
10.9	Form of Indemnification Agreement for Directors and Officers	S-1	333-286000	10.17	March 21, 2025
10.10	Amendment No. 1 to Employment Agreement between the Registrant and Connie James, dated August 12, 2025	S-1/A	333-286000	10.23	August 26, 2025

10.11	Employment Agreement between the Registrant and Mark Streams, dated August 27, 2025	S-1/A	333-286000	10.24	September 8, 2025
10.12	Non-Employee Director Compensation Policy	S-1	333-286000	10.30	March 21, 2025
10.13	Credit Agreement, dated February 13, 2020, by and among PUG, LLC, the Registrant, JPMorgan Chase Bank, N.A., and each L/C Issuer and lender from time-to-time party thereto	S-1	333-286000	10.1	March 21, 2025
10.14	Amendment No. 3 to the Credit Agreement, dated March 13, 2023, by and between StubHub Holdco Sub, LLC (f/k/a PUG, LLC) and JPMorgan Chase Bank, N.A.	S-1	333-286000	10.4	March 21, 2025
10.15	Amendment No. 4 to the Credit Agreement, dated March 15, 2024, by and among StubHub Holdco Sub, LLC (f/k/a PUG, LLC), the Registrant, JPMorgan Chase Bank, N.A., each Term B Lender, Term B-2 Lender and other Lender party thereto, the L/C Issuer and the Swing Line Lender	S-1	333-286000	10.5	March 21, 2025
10.16	Amendment No. 5 to the Credit Agreement, dated June 27, 2024, by and among StubHub Holdco Sub, LLC (f/k/a PUG, LLC), the Registrant, JPMorgan Chase Bank, N.A., each Revolving Credit Lender and L/C Issuer party thereto and the Swing Line Lender	S-1	333-286000	10.6	March 21, 2025
10.17	Amendment to Amendment No. 5 to the Credit Agreement, dated January 2, 2025, by and among StubHub Holdco Sub, LLC (f/k/a PUG, LLC), the Registrant, JPMorgan Chase Bank, N.A., each Revolving Credit Lender and L/C Issuer party thereto and the Swing Line Lender	S-1	333-286000	10.7	March 21, 2025
10.18	Amendment No. 6 to the Credit Agreement, dated November 26, 2024, by and among StubHub Holdco Sub, LLC (f/k/a PUG, LLC), the Registrant and JPMorgan Chase Bank, N.A.	S-1	333-286000	10.8	March 21, 2025
10.19	Employment Agreement between Pugnacious Endeavors, Inc. and Nayaab Islam, dated December 17, 2018	S-1	333-286000	10.18	March 21, 2025
10.20	Amendment No. 1 to Employment Agreement between Pugnacious Endeavors, Inc. and Nayaab Islam, dated July 28, 2020	S-1	333-286000	10.19	March 21, 2025
10.21	Amendment No. 2 to Employment Agreement between Pugnacious Endeavors, Inc. and Nayaab Islam, dated December 23, 2020	S-1	333-286000	10.20	March 21, 2025
10.22	Omnibus Agreement between the Registrant and Nayaab Islam, dated February 20, 2023	S-1	333-286000	10.21	March 21, 2025
10.23	Employment Agreement between the Registrant and Connie James, dated June 26, 2023	S-1	333-286000	10.22	March 21, 2025

10.24	Offer Letter between Registrant and Artem Yegorov, dated February 7, 2022, as subsequently amended	S-1	333-286000	10.24	March 21, 2025
10.25	Amended and Restated Offer Letter Agreement between the Registrant and Jeffrey Blackburn, dated September 13, 2023	S-1	333-286000	10.25	March 21, 2025
10.26	Letter Agreement between the Registrant and Rajini Sundar Kodialam, dated November 30, 2023	S-1	333-286000	10.26	March 21, 2025
10.27	Amended and Restated Letter Agreement between the Registrant and Sameer Bhargava, dated April 2, 2025	S-1/A	333-286000	10.27	August 11, 2025
10.28	Amended and Restated Letter Agreement between the Registrant and Jeremy Levine, dated March 19, 2025	S-1	333-286000	10.28	March 21, 2025
10.29	Letter Agreement between the Registrant and Thomas A. Patterson, dated May 22, 2024	S-1	333-286000	10.29	March 21, 2025
10.30	Governance Side Letter by and among the Registrant, Eric Baker, Madrone Partners, LP and Bessemer Ventures Partners Century Fund L.P., dated February 13, 2020	S-1	333-286000	10.31	March 21, 2025
10.31	Amendment No. 2 to Employment Agreement between the Registrant and Connie James, dated March 3, 2026					x
19.1	Insider Trading Compliance Policy and Procedures					x
21.1	Listing of Subsidiaries					x
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					x
24.1	Power of Attorney (included on the signature page contained in Part IV of this Annual Report)					x
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
97.1	Policy for Recovery of Erroneously Awarded Compensation					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					x
101.SCH	Inline XBRL Taxonomy Extension Schema Document					x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101	x
† Indicates a management contract or compensatory plan.
* The certifications furnished as Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STUBHUB HOLDINGS, INC.

Date: March 4, 2026	By:	/s/ Eric H. Baker
Eric H. Baker
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint Eric H. Baker and Connie James, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric H. Baker	Founder, Chairman and Chief Executive Officer	March 4, 2026
Eric H. Baker	(Principal Executive Officer)

/s/ Connie James	Chief Financial Officer	March 4, 2026
Connie James	(Principal Financial Officer)

/s/ Scott Fitzgerald	Principal Accounting Officer	March 4, 2026
Scott Fitzgerald

/s/ Mark Streams	Executive Vice Chairman,	March 4, 2026
Mark Streams	General Counsel and Director

/s/ Sameer Bhargava	Director	March 4, 2026
Sameer Bhargava

/s/ Jeffrey Blackburn	Director	March 4, 2026
Jeffrey Blackburn

/s/ Rajini Sundar Kodialam	Director	March 4, 2026
Rajini Sundar Kodialam

/s/ Jeremy Levine	Director	March 4, 2026
Jeremy Levine

/s/ Thomas A. Patterson	Director	March 4, 2026
Thomas A. Patterson