Form 10-Q
period 2026-03-31
StubHub Holdings, Inc.
filed 2026-05-14
CIK 1337634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the registrant had outstanding 350,687,301 shares of Class A common stock and 24,750,000 shares of Class B common stock, each with a par value of $0.001.

STUBHUB HOLDINGS, INC.
Form 10-Q

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements about StubHub Holdings, Inc. (the "Company," "we," "our" or "us") and our industry that involve substantial risks and uncertainties. These forward-looking statements reflect our current views with respect to, among other things, future events and our future business, financial condition and results of operations. These statements are often, but not always, made through the use of words or phrases such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will” and “would” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The following important factors, in addition to those discussed under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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
•our ability to expand the adoption of our platform for open distribution, formerly known as direct issuance, and disrupt the legacy primary ticketing model;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the heading “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025 and in other filings we make with the Securities and Exchange Commission (“SEC”) from time to time. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

		March 31,	December 31,
		2026	2025
Assets
Current assets:
Cash and cash equivalents		$1,526,237	$1,241,587
Accounts receivable		9,615	6,909
Inventory		8,819	9,228
Prepaid expenses and other current assets	(Note 4)	78,025	37,924
Total current assets		1,622,696	1,295,648
Non-current assets:
Property and equipment, net	(Note 5)	87,337	73,254
Trademarks and trade names	(Note 6)	864,800	864,800
Other intangible assets, net	(Note 6)	32,609	38,243
Goodwill		2,686,701	2,686,701
Restricted cash		17,329	17,543
Deferred tax assets	(Note 16)	1,863	2,083
Other non-current assets	(Note 7)	40,306	75,781
Total assets		$5,353,641	$5,054,053
Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable		$63,966	$71,087
Payments due to buyers and sellers		1,111,677	845,892
Accrued expenses and other current liabilities (including zero and $17,894 under the fair value option, respectively)	(Note 8)	296,622	334,305
Total current liabilities		1,472,265	1,251,284
Non-current liabilities:
Long-term debt obligations, non-current	(Note 9)	1,496,227	1,506,957
Deferred tax liabilities	(Note 16)	98,200	93,226
Other non-current liabilities	(Note 10)	269,006	260,971
Total liabilities		3,335,698	3,112,438
Commitments and contingencies	(Note 12)
Redeemable preferred stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 490,000 and 794,893 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; aggregate liquidation preference of $706,493 and $1,027,583 as of March 31, 2026 and December 31, 2025, respectively	(Note 13)	454,350	758,027
Stockholders’ equity:
Class A common stock, $0.001 par value; 3,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 348,975,889 and 321,320,641 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively		349	321
Class B common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 24,750,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025		25	25
Additional paid-in capital		4,871,163	4,522,498
Accumulated other comprehensive income		54,614	71,347
Accumulated deficit		(3,362,558)	(3,410,603)
Total stockholders’ equity		1,563,593	1,183,588
Total liabilities, redeemable preferred stock, and stockholders’ equity		$5,353,641	$5,054,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

		Three Months Ended March 31,
		2026	2025
Revenue		$446,045	$397,607
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)		65,815	62,456
Operations and support		14,956	12,166
Sales and marketing		225,907	218,904
General and administrative		105,645	70,899
Depreciation and amortization		7,893	6,344
Total costs and expenses		420,216	370,769
Income from operations		25,829	26,838
Interest income		10,526	8,302
Interest expense		(17,268)	(42,437)
Foreign currency gains (losses)		20,590	(24,045)
Gains on derivatives		5,537	665
Total other income (expense), net		19,385	(57,515)
Income (loss) before income taxes		45,214	(30,677)
Benefit for income taxes	(Note 16)	2,831	8,494
Net income (loss)		48,045	(22,183)
Net income (loss) attributable to common stockholders	(Note 18)	$32,537	$(35,889)

Net income (loss) per share attributable to common stockholders:
Basic	(Note 18)	$0.09	$(0.12)
Diluted	(Note 18)	$0.06	$(0.12)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	(Note 18)	359,355,611	304,554,114
Diluted	(Note 18)	378,309,298	304,554,114
The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$48,045	$(22,183)
Other comprehensive income (loss):
Foreign currency translation adjustments	(470)	26
Unrealized loss on cash flow hedge, net of tax (expense) benefit of $(9,097) and $5,610, respectively	(16,263)	(15,767)
Total other comprehensive loss	(16,733)	(15,741)
Comprehensive income (loss)	$31,312	$(37,924)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Redeemable Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	510,000	$474,920	1,472,965	$22,258	302,951,406	$303	$2,255,500	$129,430	$(1,504,669)	$880,564
Net loss	—	—	—	—	—	—	—	—	(22,183)	(22,183)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(15,741)	—	(15,741)
Issuance of Class A common stock upon exercise of stock options and warrants	—	—	—	—	337,100	—	33	—	—	33
Repurchase and retirement of Class A common stock	—	—	—	—	(25,915)	—	(1,000)	—	—	(1,000)
Stock-based compensation	—	—	—	—	—	—	5,605	—	—	5,605
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	—	—	15,971	—	—	15,971
Balance as of March 31, 2025	510,000	$474,920	1,472,965	$22,258	303,262,591	$303	$2,276,109	$113,689	$(1,526,852)	$863,249

	Redeemable Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	794,893	$758,027	346,070,641	$346	$4,522,498	$71,347	$(3,410,603)	$1,183,588
Net income	—	—	—	—	—	—	48,045	48,045
Other comprehensive loss, net of tax	—	—	—	—	—	(16,733)	—	(16,733)
Issuance of Class A common stock upon exercise of stock options	—	—	57,500	—	32	—	—	32
Conversion of Series M redeemable preferred stock to Class A common stock	—	—	1,322,527	2	9,861	—	—	9,863
Conversion of Series N redeemable preferred stock to Class A common stock	(50,000)	(49,761)	2,340,425	2	49,759	—	—	49,761
Conversion of Series O redeemable preferred stock to Class A common stock	(254,893)	(253,916)	11,931,135	12	253,904	—	—	253,916
Stock-based compensation	—	—	—	—	37,729	—	—	37,729
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings on settlement	—	—	12,003,661	12	(2,620)	—	—	(2,608)
Balance as of March 31, 2026	490,000	$454,350	373,725,889	$374	$4,871,163	$54,614	$(3,362,558)	$1,563,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$48,045	$(22,183)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,215	597
Amortization of intangible assets	5,678	5,747
Stock-based compensation	31,006	5,494
Amortization of debt issuance costs	997	1,993
Losses on derivatives	2,873	2,339
Amortization of unrealized losses on cash flow hedge	(7,166)	(1,819)
Unrealized foreign exchange (gains) losses	(21,709)	27,674
Deferred income taxes	(3,908)	(9,981)
Fair value change for preferred stocks and preferred stock bifurcated derivatives	(8,031)	1,742
Other	532	3,452
Changes in operating assets and liabilities:
Accounts receivable	(2,782)	(1,243)
Inventory	409	(3,167)
Prepaid expenses and other current assets	(8,057)	(9,306)
Other non-current assets	301	(6,517)
Operating lease right-of-use assets	1,164	1,029
Accounts payable	(4,443)	(73,990)
Payments due to buyers and sellers	273,649	191,552
Accrued expenses and other current liabilities	(20,397)	21,818
Other non-current liabilities	9,220	23,774
Operating lease liabilities	(1,180)	(684)
Net cash provided by operating activities	298,416	158,321
Cash flows from investing activities:
Capitalized software development costs	(7,629)	(6,229)
Purchases of property and equipment	(169)	(507)
Purchases of intangible assets	(44)	(475)
Net cash used in investing activities	(7,842)	(7,211)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock upon exercise of stock options and warrants	32	33
Repurchase and retirement of Class A common stock	—	(1,000)
Repayment of long-term debt obligations	—	(4,882)
Payment of tax withholding obligations on vested equity awards	(2,608)	—
Payments of deferred offering costs	(2,055)	—
Net cash used in financing activities	(4,631)	(5,849)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,506)	4,255
Net increase in cash, cash equivalents, and restricted cash	284,437	149,516
Cash, cash equivalents, and restricted cash at beginning of period	1,259,129	1,015,911
Cash, cash equivalents, and restricted cash at end of period	$1,543,566	$1,165,427

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,526,237	$1,150,071
Restricted cash in prepaid expenses and other current assets	—	324
Restricted cash	17,329	15,032
Total cash, cash equivalents, and restricted cash	$1,543,566	$1,165,427
Supplemental cash flow information
Cash paid for:
Interest	$31,013	$52,754
Non-cash investing and financing activities:
Stock-based compensation capitalized in development of capitalized software	$6,723	$183
Deferred offering costs accrued, unpaid	$352	$7,099
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
Initial Public Offering—In September 2025, the Company completed its initial public offering (the “IPO”), in which the Company issued and sold approximately 34.0 million shares of its Class A common stock at a public offering price of $23.50 per share (the “IPO Price”). Following completion of the IPO, our Class A common stock was listed and commenced trading on the New York Stock Exchange.
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
The interim condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 and the condensed consolidated statements of operations, comprehensive income (loss), redeemable preferred stock, redeemable common stock, and stockholders' equity, and cash flows for the three months ended March 31, 2026 and 2025, and the accompanying notes are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of the Company’s financial position, results of operations and cash flows for interim periods. Interim results are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025.
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

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company recorded liabilities as of March 31, 2026 and December 31, 2025 of $93.2 million and $98.5 million, respectively, for refunds payable to buyers for events that were canceled within payments due to buyers and sellers on the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Company recorded $12.5 million and $11.0 million, respectively, for events expected to be canceled within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Payments Due to Buyers and Sellers—Payments due to buyers and sellers represents refunds payable to buyers and payments due to sellers. Refunds payable to buyers represents the amount of refunds the Company owes buyers for previously canceled events where payments have already been received from buyers. Payments due to sellers represent the amount of funds the Company owes sellers from transactions that have been processed with a buyer but have not yet been remitted to the seller. The Company had refunds payable to buyers of $93.2 million and $98.5 million and payments due to sellers of $1,018.5 million and $747.4 million as of March 31, 2026 and December 31, 2025, respectively, within payments due to buyers and sellers. In addition, the Company had payments due to sellers of $1.3 million and $0.5 million within other non-current liabilities as of March 31, 2026 and December 31, 2025, respectively.
Recent Accounting Pronouncements Not Yet Adopted—In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses. The standard requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. For public business entities, this standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements can be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.
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
3.FAIR VALUE MEASUREMENTS
The Company measures and records certain financial assets and liabilities, including money market funds, derivative interest rate contracts and Series M Redeemable Preferred Stock (“Series M”) at fair value on a recurring basis. Changes in fair value for Series I Redeemable Preferred Stock (“Series I”) bifurcated derivative, Series J Redeemable Preferred Stock (“Series J”) and Series M are presented as a component of interest expense in the condensed consolidated statements of operations. For the three months ended March 31, 2026 and 2025, the changes in fair value of Series I bifurcated derivative, Series J and Series M, to the extent the redeemable preferred stock or bifurcated derivative was issued and outstanding, resulted in a $8.0 million reduction of interest expense and $1.7 million of interest expense, respectively.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following are the categories of assets and liabilities measured at fair value on a recurring basis according to the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$175,259	$—	$—	$175,259
Total	$175,259	$—	$—	$175,259

Other current assets
Derivative interest rate contracts	$—	$31,232	$—	$31,232
Total	$—	$31,232	$—	$31,232

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$268,854	$—	$—	$268,854
Total	$268,854	$—	$—	$268,854

Other non-current assets
Derivative interest rate contracts	$—	$34,356	$—	$34,356
Total	$—	$34,356	$—	$34,356

Other current liabilities
Series M redeemable preferred stock	$—	$(17,894)	$—	$(17,894)
Total	$—	$(17,894)	$—	$(17,894)
During the three months ended March 31, 2026, the Company’s Series M was converted into shares of Class A common stock in accordance with its terms. As a result, this instrument was derecognized and is no longer included in the fair value hierarchy as of March 31, 2026.
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
Long-term debt obligations are recorded at carrying value. The fair values of the 2024 Euro Term Loan and the 2024 USD Term Loan as of March 31, 2026 were €438.3 million and $980.4 million, respectively. The Company’s term loans are classified within Level 2 of the fair value hierarchy. See Note 9—Long-Term Debt Obligations for more information.
There were no transfers of financial instruments into or out of Level 3 during the three months ended March 31, 2026 and 2025.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Derivative interest rate contracts	$31,232	$—
Prepaid expenses	20,875	17,374
Seller receivables, net	7,033	3,603
Other current assets	18,885	16,947
Total	$78,025	$37,924
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Capitalized internal-use software	$89,330	$73,175
Computer hardware	4,555	4,386
Office furniture equipment	159	159
Leasehold improvements	745	791
Gross property and equipment	94,789	78,511
Less: Accumulated depreciation and amortization	(7,452)	(5,257)
Property and equipment, net	$87,337	$73,254
Depreciation and amortization expense on the Company’s property and equipment was $2.2 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.INTANGIBLE ASSETS, NET
Intangible assets, net as of March 31, 2026 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (Years)
Trademarks and trade names	$864,800	$—	$864,800	Indefinite
Supplier relationships	160,740	(129,306)	31,434	8.0
Other definite-lived intangibles	5,291	(4,116)	1,175	2.0
Total	$1,030,831	$(133,422)	$897,409	7.9
Intangible assets, net as of December 31, 2025 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (Years)
Trademarks and trade names	$864,800	$—	$864,800	Indefinite
Supplier relationships	160,740	(124,072)	36,668	8.0
Other definite-lived intangibles	5,246	(3,671)	1,575	2.0
Total	$1,030,786	$(127,743)	$903,043	7.9
Amortization expense for intangible assets was $5.7 million for the three months ended March 31, 2026 and 2025.
7.OTHER NON-CURRENT ASSETS
Other non-current assets were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Derivative interest rate contracts	$—	$34,356
Right-of-use assets	16,841	21,074
Long-term tax receivables	15,664	12,607
Other	7,801	7,744
Total	$40,306	$75,781

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Accrued marketing expenses	$84,805	$84,402
Legal settlements accrual	59,287	57,968
Indirect taxes payable	37,048	39,425
Accrued professional fees	14,315	12,579
Accrued and deferred compensation	14,088	16,627
Buyer refund liability for events expected to be cancelled	12,524	10,950
Gift card liability	9,106	10,654
Accrued sponsorship fees	6,903	25,747
Other taxes payable	1,846	1,526
Income taxes payable	5,154	4,277
Uncertain tax positions	1,737	4,559
Series M redeemable preferred stock (fair value option)	—	17,894
Other	49,809	47,697
Total	$296,622	$334,305
9.LONG-TERM DEBT OBLIGATIONS
Long-term debt obligations were as follows (in thousands):

	March 31,	December 31,
	2026	2025
2024 Euro Term Loan	$518,782	$531,041
2024 USD Term Loan	1,004,187	1,004,187
Principal amount—senior credit facilities	1,522,969	1,535,228
Less: Original issuance discounts and unamortized debt issuance costs	(26,742)	(28,271)
Total long-term debt obligations—net of original issuance discounts and unamortized debt issuance costs	$1,496,227	$1,506,957
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

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On March 15, 2024, the Company refinanced the outstanding balance of the Euro Term Loan B under Amendment No. 4. Refer below regarding 2024 Euro Term Loan for more information.
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
The 2024 Euro Term Loan matures on March 15, 2030 and prepayments of the loan within six months of March 15, 2024 are subject to a 1% prepayment premium. The 2024 Euro Term Loan interest rate per annum is equal to EURIBOR, subject to a floor of 0.00%, plus 5.00%. The EURIBOR rate plus 5.00% was 6.89% as of March 31, 2026. The combination of the stated interest rates and amortization of original issue discounts and debt issuance costs resulted in an effective interest rate of 7.60% for three months ended March 31, 2026.
At the time of issuance, the 2024 Euro Term Loan had a carrying value of $493.0 million USD. The exchange rate gains (losses) of $12.3 million USD and $(18.2) million USD have been recognized within foreign currency gains (losses) in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively, inclusive of the unrealized losses prior to the refinancing on March 15, 2024.
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
On February 27, 2020, following the close of the USD Term Loan B borrowing, the Company entered into a pay fixed, receive floating interest rate swap that fixed the Company’s floating rate exposure on its USD Term Loan B. The combined economic effect of the swap and the USD Term Loan B is to fix the variable rate component of the overall transaction to 1.3784%. This swap was designated as a cash flow hedge. See Note 11—Interest Rate Derivatives for more information.
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
The 2024 USD Term Loan interest rate per annum is equal to SOFR, subject to a floor of 0.00%, plus 4.75%. The SOFR rate plus 4.75% was 8.42% as of March 31, 2026. The combination of the stated interest rates and amortization of original issue discounts and debt issuance costs resulted in an effective interest rate of 9.36% for the three months ended March 31, 2026.
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
On September 29, 2025, the Company made an early principal payment related to the 2024 USD Term Loan of $750.0 million in connection with, and using proceeds from the IPO. Additionally, on December 16, 2025, the Company made an early principal payment on the 2024 USD Term Loan of $150.0 million. The Company recognized an $18.5 million loss on extinguishment of debt associated with a partial write-off of the unamortized debt discounts and issuance costs during the year ended December 31, 2025. The paydown on September 29, 2025 was applied first to eliminate all remaining amortization payments that were scheduled to be paid on the principal balance of the 2024 USD Term Loan, beginning on September 30, 2025 through maturity.
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
On March 15, 2024, Amendment No. 4 was executed to extend the maturity date on the Revolving Credit Facility from February 2025 to March 2028.
On June 27, 2024, the Company entered into the fifth amendment to the credit agreement (“Amendment No. 5”) increasing the commitment under the Revolving Credit Facility, subject to certain conditions including the occurrence of an event where the Company lists its common stock on a principal U.S. securities exchange (“Qualified IPO”). Upon a Qualified IPO, the amended Revolving Credit Facility will allow for an increased aggregate principal amount up to $565.0 million, including: (i) a $120.0 million letter of credit sublimit and (ii) a $60.0 million swingline loan sublimit. On January 2, 2025, the Company entered into an agreement to extend the commitment for the amended Revolving Credit Facility from December 27, 2024 to September 30, 2025.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On November 26, 2024, the Company entered into the sixth amendment to the credit agreement to amend the Revolving Credit Facility for an increase in the letter of credit sublimit from $30.0 million to $50.0 million, which further increased upon the upsize of the Revolving Credit Facility described in the following paragraph.
On September 29, 2025, the Company met the conditions, including the occurrence of a Qualified IPO, under Amendment No. 5 that increased the aggregate principal amount of the Revolving Credit Facility to $565.0 million, including: (i) a $120.0 million letter of credit sublimit, and (ii) a $60.0 million swingline loan sublimit until its maturity date. The maturity date was also extended from March 2028 to September 2030. As of March 31, 2026, there were outstanding standby letters of credit in an aggregate amount of $43.0 million that the Company issued in connection with the Company’s appeal bond for a litigation matter and office leases under the Revolving Credit Facility. During and as of the three months ended March 31, 2026, no amounts have been drawn on the letters of credit. The available balance under the letter of credit sublimit for the Revolving Credit Facility was $77.0 million as of March 31, 2026.
During and as of the three months ended March 31, 2026, no amount was outstanding on the Revolving Credit Facility.
Future Maturities—Future maturities of long-term debt obligations as of March 31, 2026 are as follows (in thousands):

Amount
Remainder of 2026	$—
2027	—
2028	—
2029	—
2030	1,522,969
Thereafter	—
Total	$1,522,969
Debt Covenants—The Company was in compliance with all of its financial covenants as of March 31, 2026 and December 31, 2025. The Company’s credit facilities contain customary representations and warranties, affirmative covenants, reporting obligations and negative covenants. The negative covenants restrict the Company and its subsidiaries’ ability, among other things, to (subject to certain exceptions): incur additional debt, make certain investments and acquisitions, make prepayments of certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, transfer and sell material assets, merge or consolidate and pay dividends on and make distributions to equity interest holders outside of the consolidated group or make other payments in respect of its capital stock. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facilities becoming immediately due and payable.
The Company’s Revolving Credit Facility requires, in the event the outstanding revolving loans, swingline loans and (solely to the extent in excess of $10.0 million in the aggregate) outstanding but undrawn letters of credit that have not been cash collateralized exceed 35% of the aggregate revolving commitments, that the Company maintains a leverage ratio no greater than 5.7:1, as measured in accordance with the terms of the credit facilities. As of March 31, 2026 and December 31, 2025, the Company’s outstanding amounts under the Revolving Credit Facility were below the threshold required for the covenant to be applicable.
10.OTHER NON-CURRENT LIABILITIES
Other non-current liabilities were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Sales and use tax payable	$214,267	$210,027
Uncertain tax positions	12,010	11,814
Other non-current liabilities	42,729	39,130
Total	$269,006	$260,971

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For derivative instruments that are not designated as hedging instruments, specifically the swaps hedging the EURIBOR component associated with the €452.4 million 2024 Euro Term Loan and SOFR component associated with the $1,004.2 million 2024 USD Term Loan, any change in fair value is reported within gains on derivatives during the period of the change in the condensed consolidated statements of operations. The notional amount of the 2024 Euro Term Loan interest rate swap was €452.4 million Euro as of March 31, 2026 and December 31, 2025. The fair value asset of the 2024 Euro Term Loan interest rate swap was $10.3 million USD and $10.9 million USD as of March 31, 2026 and December 31, 2025, respectively. The notional amount of the 2024 USD Term Loan interest rate swap was $1,004.2 million as of March 31, 2026 and December 31, 2025. The fair value asset of the 2024 USD Term Loan interest rate swap was $20.9 million and $23.5 million as of March 31, 2026 and December 31, 2025, respectively. The fair value of the interest rate swaps was reclassified from other non-current assets as of December 31, 2025 to prepaid expenses and other current assets as of March 31, 2026 on the condensed consolidated balance sheets, as the swaps mature in February 2027.
In connection with the Company's early principal payments related to the 2024 USD Term Loan that occurred in 2025, it became probable that certain forecasted transactions would not occur. As a result, the Company unwound $602.3 million of the notional value of our interest rate swap associated with the 2024 USD Term Loan and, in conjunction, dedesignated its hedging relationship and reclassified $23.5 million from accumulated other comprehensive income to interest expense as a reduction of such interest expense during the year ended December 31, 2025. The Company determined that the remaining transactions that were hedged remain reasonably possible of occurring and, as a result, retained a balance in accumulated other comprehensive income of $33.8 million as of December 15, 2025. Until it becomes probable that the forecasted cash transactions will not occur, amounts recorded in accumulated other comprehensive income before the Company discontinued cash flow hedge accounting will be reclassified to interest expense over the remaining life of the interest rate swap agreements.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the activity of derivative instruments previously designated as cash flow hedges, and the related tax effect, on accumulated other comprehensive income (loss) (in thousands) for the three months ended March 31, 2026 and 2025 (in thousands):

Interest Rate Contract Designated as Cash Flow Hedge
Balance as of December 31, 2025	$67,454
Amortization of unrealized loss (gain) on cash flow hedge reclassed to interest expense	(7,166)
Tax effect	(9,097)
Balance as of March 31, 2026	$51,191

Interest Rate Contract Designated as Cash Flow Hedge
Balance as of December 31, 2024	$126,918
Loss recognized in other comprehensive income (loss)	(7,173)
Amortization of unrealized loss (gain) on cash flow hedge reclassed to interest expense	(1,819)
Other comprehensive loss (income) released to interest expense	(12,385)
Tax effect	5,610
Balance as of March 31, 2025	$111,151
The Company recognizes assets or liabilities at fair value of the estimated amounts it would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. These assets and liabilities are recognized as Level 2 within the fair value hierarchy as they are measured based on observable inputs. See Note 3—Fair Value Measurements for more information.
The Company estimates that $25.4 million of the balance in accumulated other comprehensive income (loss) as of March 31, 2026 will be reclassified as a benefit to interest expense during the next 12 months.
12.COMMITMENTS AND CONTINGENCIES
As of March 31, 2026, the Company has future purchase commitments as follows (in thousands):

Purchase Commitments
Remainder of 2026	$38,653
2027	54,517
2028	15,470
2029	6,739
2030	7,000
Thereafter	—
Total minimum payments	$122,379
These purchase commitments consist primarily of contractual inventory costs, sponsorship fees and partnership fees, as well as vendor costs. Inventory costs are included in cost of revenue and sponsorship and partnership fees are included in sales and marketing expense reported in the condensed consolidated statements of operations. Sponsorship and partnership fees totaled $20.8 million and $17.6 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s purchase commitments for inventory represent the total amount of minimum proceeds that we agreed to remit to content rights holders in exchange for their agreement to list a certain number of original issuance tickets. Inventory costs totaled $1.0 million and $5.3 million for the three months ended March 31, 2026 and 2025, respectively.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Indirect Tax Contingencies –The Company evaluated its potential indirect tax obligations in various jurisdictions including U.S. states and foreign jurisdictions and determined instances where indirect tax contingencies exist.
The Company has estimated indirect tax liabilities where it may have a filing obligation and exposure for penalties and interests which were determined to be probable and estimable. As of March 31, 2026 and December 31, 2025, the Company had accrued $10.0 million and $17.9 million within accrued expenses and other current liabilities, respectively, and $98.2 million and $97.5 million within other non-current liabilities, respectively, related to transactional tax liabilities. Additionally, as of March 31, 2026 and December 31, 2025, the Company accrued $44.3 million and $42.0 million within other non-current liabilities for estimated tax liabilities, respectively, related to sellers withholding tax liabilities.
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
Litigation, Regulatory Proceedings and Other Legal Matters—As part of its normal operations, the Company is involved in legal and regulatory proceedings on an ongoing basis. Amounts accrued for legal and regulatory proceedings for which the Company believes a loss is probable and estimable were $155.0 million and $146.2 million as of March 31, 2026 and December 31, 2025, respectively, within accrued expenses and other current liabilities, and other non-current liabilities on the condensed consolidated balance sheets.
The Company is party to a legal proceeding with Spotlight Ticket Management, Inc. (“Spotlight”), who is alleging, among other things, that the Company underpaid certain of the commissions owed to Spotlight pursuant to their contractual agreements and intentionally interfered in Spotlight’s ongoing partnerships with other parties in an effort to adversely impact Spotlight’s business. The proceeding, entitled Spotlight Ticket Management, Inc. v. StubHub, Inc. et al, was filed in the Superior Court of the State of California on June 23, 2020. On May 24, 2024, a jury reached a verdict against the Company for $16.4 million to the plaintiff. The Company previously determined the probability of loss to be remote. The matter is pending post-trial motions and appeal by the Company. The final outcome could be materially different from the estimated liability recorded. The Company has accrued a liability within other non-current liabilities of $16.4 million as of March 31, 2026 and December 31, 2025, for which a loss is probable. In connection with the appeal process, on November 26, 2024, the Company posted a $24.6 million appeal bond.
On February 6, 2024, the Company received a letter and subpoena from the Attorney General of the District of Columbia (the “D.C. AG”) regarding allegations that certain features of the Company’s website, including its all-in pricing feature, violated the District of Columbia Consumer Protection Procedures Act (the “D.C. CPPA”). The Company cooperated with such inquiry, producing such information that was responsive to the subpoena. Following its review of publicly available information and the information that the Company provided, the D.C. AG has informed the Company that it believes that certain of the Company’s practices have violated the D.C. CPPA. On August 1, 2024, the Company was served with a complaint by the D.C. AG. The Company’s review of the complaint and its discussions on this matter are ongoing. While the Company believes that its commercial practices comply with applicable laws, a resolution of this matter may include a monetary fine and/or injunctive relief. The Company has accrued a liability within other non-current liabilities of $8.0 million and $1.8 million as of March 31, 2026 and December 31, 2025, respectively, for which a loss is probable. Due to the ongoing nature of the review and uncertainties involved, the final outcome could be materially different from the estimated liability recorded.
On January 20, 2025, the Company received a request for information from a non-U.S. regulator investigating whether buyers were adequately notified of the view from certain seat locations. On February 24, 2026, the Company reached a settlement with the non-U.S. regulator to settle the matter by requiring the Company to offer a refund to impacted buyers, who have five months to respond to the offer. As of March 31, 2026 and December 31, 2025, the Company recorded a probable loss within accrued expenses and other current liabilities of $12.8 million and $13.0 million, respectively. Due to the uncertainty regarding the number of responses to be received by impacted buyers, the final outcome could be materially different from the estimated liability recorded.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On August 27, 2025, a U.S. regulator initiated an investigation seeking information regarding the Company's business practices in connection with the advertised pricing of live event tickets. While the Company believes that its commercial practices comply with applicable laws, the resolution of this matter includes a monetary fine and injunctive relief. On April 9, 2026, the Company reached an agreement with the U.S. regulator to settle the matter for $10.0 million. The Company has accrued a liability within accrued expenses and other current liabilities of $10.0 million as of March 31, 2026 and December 31, 2025, for which a loss is probable.
On April 2, 2025, and as amended on June 11, 2025, we received a complaint from the Monroe County District Attorney on behalf of the Commonwealth of Pennsylvania alleging that certain features of our website, including, among other things, the all-in pricing feature, violated the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The Commonwealth of Pennsylvania Attorney General’s Office has intervened to join the matter on behalf of the Commonwealth of Pennsylvania. On January 20, 2026, the court denied the Company's motion to dismiss the complaint. On February 2, 2026, the Company filed an answer to the complaint. On May 5, 2026, the Pennsylvania Attorney General’s office sent the Company a confidential communication in which it proposes that the parties enter into a settlement agreement that includes injunctive relief and restitution. The Company determined that a loss is probable, but due to the ongoing nature of the review and uncertainties involved, the Company cannot reasonably estimate the amount or range of loss should any unfavorable outcome materialize.
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
The Company received sales and use tax assessments from an individual state department of revenue within the U.S. regarding the Company’s sales tax withholding practice. On January 13, 2026, the state's Court of Appeal held that the Company was subject to the tax and interest imposed by the assessment. The Company filed a petition for appeal with the state's Supreme Court. The matter is pending resolution from the appeal process and final ruling. The Company determined the loss to be probable and accrued a liability within other non-current liabilities of $67.1 million and $66.1 million as of March 31, 2026 and December 31, 2025, respectively. The final outcome could be materially different from the estimated liability recorded.
The Company also received a dispute from a non-U.S. taxing authority for VAT related to certain sales in prior periods. The Company’s position is that the sales were treated appropriately for VAT and intends to defend its position with the taxing authorities. In the third quarter of 2024, without admitting any misconduct, the Company was offered a potential opportunity to settle certain matters with the non-U.S. taxing authority. The Company had recorded probable losses of $29.2 million and $29.9 million as of March 31, 2026 and December 31, 2025, respectively, within accrued expenses and other current liabilities on the condensed consolidated balance sheets for this matter. The accrued amount represents the settlement offer the Company intends to provide to the non-U.S. taxing authority. Discussions on these matters are ongoing and the interpretation and application of these VAT rules could result in a liability that is materially different from the estimate recorded.
In connection with a complaint by the Swiss Consumers Association alleging infringement of the Swiss Unfair Competition Act, a preventative freeze of $15.0 million and $15.1 million as of March 31, 2026 and December 31, 2025, respectively, is reflected in restricted cash.
In connection with a complaint by French authorities regarding the Union of European Football Associations Championship, relating to the Company’s commercial practices, preventative freeze of $1.4 million and $1.4 million as of March 31, 2026 and December 31, 2025, respectively, is reflected in restricted cash.
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

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.REDEEMABLE PREFERRED STOCK
In June 2024, the Company sold 24,025 shares of Series M at an original issue price of $1,000 per share for aggregate gross proceeds of $24.0 million with related issuance costs of $0.1 million. During the three months ended March 31, 2026, Series M automatically converted into 1,322,527 shares of Class A common stock based on the quotient of the outstanding liquidation preference including all accrued and unpaid dividends and the IPO Price pursuant to the terms of the purchase agreement.
In May 2025, the Company sold 50,000 shares of Series N Redeemable Preferred Stock (“Series N”) at an original issue price of $1,000 per share for aggregate gross proceeds of $50.0 million with related issuance costs of $0.1 million. During the three months ended March 31, 2026, Series N automatically converted into 2,340,425 shares of Class A common stock based on the quotient of the outstanding liquidation preference and the IPO Price pursuant to the terms of the purchase agreement.
In June 2025, the Company designated up to 500,000 shares of the authorized preferred stock as Series O Redeemable Preferred Stock (“Series O”). From June 2025 through September 2025, the Company sold 254,893 shares of Series O at an original issue price of $1,000 per share for aggregate gross proceeds of $254.9 million with related issuance costs of less than $0.1 million. During the three months ended March 31, 2026, Series O automatically converted into 11,931,135 shares of Class A common stock based on the quotient of the outstanding liquidation preference and the IPO Price pursuant to the terms of the purchase agreement.
The following tables represent the shares of redeemable preferred stock issued and outstanding classified as mezzanine equity as of March 31, 2026 and December 31, 2025 (in thousands, except share and per share amounts):

	March 31, 2026
	Shares Issued and Outstanding	Original Issuance Price per Share	Carrying Value	Aggregate Liquidation Preference
Series I	10,000	$1,000	$10,000	$15,550
Series K	365,000	$1,000	365,000	575,943
Series L	115,000	$1,000	94,031	115,000
Gross	490,000		469,031	$706,493
Issuance costs			(14,681)
Total			$454,350

	December 31, 2025
	Shares Issued and Outstanding	Original Issuance Price per Share	Carrying Value	Aggregate Liquidation Preference
Series I	10,000	$1,000	$10,000	$15,134
Series K	365,000	$1,000	365,000	562,067
Series L	115,000	$1,000	94,031	115,000
Series N	50,000	$1,000	49,812	55,000
Series O	254,893	$1,000	253,998	280,382
Gross	794,893		772,841	$1,027,583
Issuance costs			(14,814)
Total			$758,027
The aggregate liquidation preference presented in the tables above represents the total original issue price plus the amount of accrued and unpaid dividends as of March 31, 2026 and December 31, 2025, respectively and does not include any of the premium amounts that are contingent on the timing and circumstances of redemption.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dividends—The table below presents the aggregate and per share dividends that have accumulated as of March 31, 2026 and December 31, 2025 for each class of redeemable preferred stock (in thousands, except per share amounts):

	March 31, 2026		December 31, 2025
	Aggregate Accumulated and Undeclared Dividends	Accumulated and Undeclared Dividend per Share	Aggregate Accumulated and Undeclared Dividends	Accumulated and Undeclared Dividend per Share
Series I	$5,550	$555.04	$5,134	$513.42
Series K	$210,943	$577.93	$197,067	$539.91
Series M	$—	$—	$6,101	$253.93
The dividend rate for Series L Redeemable Preferred Stock (“Series L”) is 0% through March 30, 2027 and 5% thereafter. Therefore, Series L is not included in the table above. The Company did not declare or pay any dividends to preferred stockholders during the three months ended March 31, 2026 and 2025, except with respect to the settlement of the accumulated dividends totaling $7.1 million with respect to the conversion of the 24,025 shares of Series M into Class A common stock, respectively.
Conversion—In March 2026, upon 180 days after the closing of the IPO, all 24,025 shares of Series M outstanding automatically converted into 1,322,527 shares of Class A common stock, pursuant to the conversion terms equal to the quotient of the outstanding liquidation preference, including all accrued and unpaid dividends and the IPO Price. The outstanding liquidation preference, including all accrued and unpaid dividends, for Series M was $31.1 million. The fair value of the 1,322,527 shares of Class A common stock issued upon conversion was $9.9 million. $8.0 million was derecognized as a liability and $9.9 million was reclassified to be a component of additional paid-in capital upon the conversion into Class A common stock.

In March 2026, upon 180 days after the closing of the IPO, all 50,000 shares of Series N outstanding automatically converted into 2,340,425 shares of Class A common stock, pursuant to the conversion terms equal to the quotient of the outstanding liquidation preference and the IPO Price. The outstanding liquidation preference and carrying value for Series N was $55.0 million and $49.8 million, respectively, and the carrying value was reclassified to be a component of additional paid-in capital upon the conversion into Class A common stock.
In March 2026, upon 180 days after the closing of the IPO, all 254,893 shares of Series O outstanding automatically converted into 11,931,135 shares of Class A common stock, pursuant to the conversion terms equal to the quotient of the outstanding liquidation preference and the IPO Price. The outstanding liquidation preference and carrying value for Series O was $280.4 million and $253.9 million, respectively, and the carrying value was reclassified to be a component of additional paid-in capital upon the conversion into Class A common stock.
Subsequent to the conversions of Series M, Series N and Series O, 10,000 shares of Series I, 365,000 shares of Series K Redeemable Preferred Stock and 115,000 shares of Series L remain outstanding.
The Company has classified its issued and outstanding redeemable preferred stock as mezzanine equity on the condensed consolidated balance sheets due to its being contingently redeemable upon a change in control, which is deemed outside of the Company’s control. These events were not probable of occurring as of March 31, 2026 and December 31, 2025, and therefore the carrying values of the redeemable preferred stock are not being accreted to their redemption values. Subsequent adjustments to the carrying values of the redeemable preferred stock may be required when it becomes probable that the shares will become redeemable.
14.STOCKHOLDERS’ EQUITY
Preferred Stock—As of March 31, 2026 and December 31, 2025, the Company has authorized the issuance of 100,000,000 shares of undesignated preferred stock, each with a par value of $0.001 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. As of March 31, 2026 and December 31, 2025, there were 490,000 and 794,893 shares of redeemable preferred stock issued and outstanding, respectively. See Note 13—Redeemable Preferred Stock for more information.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Common Stock—As of March 31, 2026 and December 31, 2025, the Company has authorized the issuance of 3,000,000,000 shares of Class A common stock and 200,000,000 shares of Class B common stock (and together with Class A common stock, “common stock”), each with a par value of $0.001 per share.
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 100 votes per share. Each share of Class B common stock may be converted at any time at the option of the stockholder and generally convert upon sale or transfer to Class A common stock.
15.STOCK‐BASED COMPENSATION

Stock Options—The following table summarizes the Company’s stock option activity:

	Outstanding Options
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	15,126,442	$5.64	2.4	$119,321
Options exercised	(57,500)	$0.55
Options expired	(33,591)	$0.55
Balance as of March 31, 2026	15,035,351	$5.67	2.1	$9,567
Options vested and expected to vest as of March 31, 2026	5,405,141	$5.00	2.2	$7,737
Exercisable as of March 31, 2026	5,405,141	$5.00	2.2	$7,737
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Class A common stock as of the respective period-end dates.
The total intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was $0.4 million and $2.3 million, respectively.
Restricted Stock Units—The following table summarizes the activity for the Company’s restricted stock units (“RSUs”):

	Total RSUs		Stock Price Target and GMS Performance RSUs		Other RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	19,844,438	$33.27	12,410,483	$30.81	7,433,955	$37.38
Granted	12,312,860	$7.12	—	$—	12,312,860	$7.12
Forfeited	(227,268)	$30.25	—	$—	(227,268)	$30.25
Vested and released	(180,074)	$33.46	—	$—	(180,074)	$33.46
Vested but unreleased	(1,712,195)	$28.92	—	$—	(1,712,195)	$28.92
Unvested as of March 31, 2026	30,037,761	$23.33	12,410,483	$30.81	17,627,278	$18.07
Vested but unreleased as of March 31, 2026	1,905,543	$29.60	193,348	$35.69	1,712,195	$28.92
Outstanding as of March 31, 2026	31,943,304	$23.24	12,603,831	$30.88	19,339,473	$18.26

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2026 and 2025 was $7.12 and $38.60 per share, respectively. The fair value of RSUs vested was $15.8 million and less than $0.1 million during the three months ended March 31, 2026 and 2025, respectively.
Stock Price Target Performance RSUs
In the year ended December 31, 2023, the Company granted 7,116,935 RSUs that contained market, performance, and service conditions. The Company recognized $3.3 million and zero expense for the three months ended March 31, 2026 and 2025, respectively, related to these awards. As of March 31, 2026, there was $3.5 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 0.5 years.
In February 2024, the Company granted 462,500 RSUs that contained service, performance and market conditions. In August 2025, the 462,500 RSUs were forfeited upon the separation of the employee from the Company. For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of zero and $2.1 million, respectively.
GMS Performance RSUs
In the year ended December 31, 2023, the Company granted 4,023,387 RSUs that contain performance and service conditions. The Company also granted an additional 3,093,548 RSUs that contain these same performance and service conditions with additional market conditions. The Company recognized $4.2 million and zero expense for the three months ended March 31, 2026 and 2025, respectively, related to these awards. As of March 31, 2026, there was $32.9 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 2.3 years.
Other RSUs
As of March 31, 2026, the remaining RSUs, as shown in the above table, contained a service condition and/or a performance condition that is met upon the occurrence of a liquidity event defined within the terms of the award. The liquidity event was met upon the occurrence of the IPO. The Company recognized $30.2 million and zero expense for the three months ended March 31, 2026 and 2025, respectively, related to these awards. As of March 31, 2026, there was $172.8 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 2.5 years.
Common Stock Warrants—During the three months ended March 31, 2025, 276,657 common stock warrants were exercised through a net share settlement using a cashless exercise. The total intrinsic value of common stock warrants exercised for the three months ended March 31, 2025 was $10.7 million.
During the three months ended March 31, 2025, the Company recorded $3.0 million of stock-based compensation expense. As of March 31, 2026, there was zero common stock warrants outstanding or authorized for future issuance.
Stock-Based Compensation Expense—Stock-based compensation expense totaled $31.0 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively.

The income tax benefit recognized in the condensed consolidated statements of operations on stock-based compensation expense was zero and $1.4 million for the three months ended March 31, 2026 and 2025, respectively.
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

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recorded an income tax benefit of $2.8 million and $8.5 million for the three months ended March 31, 2026 and 2025, respectively. The tax benefit for the three months ended March 31, 2026 was primarily driven by changes in the U.S. federal and state valuation allowances and tax benefits on the interest rate swap reclassified from Accumulated Other Comprehensive Income (“AOCI”), whereas the tax benefit for the three months ended March 31, 2025 was driven by the pre-tax loss.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”). The OBBBA extends and modifies several provisions originally introduced under the Tax Cuts and Jobs Act of 2017, while also implementing additional changes to U.S. federal tax law. The OBBBA contains multiple effective dates, with certain provisions taking effect beginning in calendar year 2025 and others phased in through calendar year 2027. The enactment of the OBBBA does not have a material impact on the results from operations for the three months ended March 31, 2026, nor is it expected to have a material impact on the full year 2026.
17.SEGMENT INFORMATION
Segment Reporting Disclosures
Our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources and assess performance. Significant expenses reviewed by the CODM to manage the Company’s operations are at the consolidated level as separately presented in the condensed consolidated statements of operations and include the Company’s cost of revenue (exclusive of depreciation and amortization), operations and support, sales and marketing and general and administrative expenses. Other segment items included in consolidated net income (loss) are depreciation and amortization, interest income, interest expense, other income, net, foreign currency gains (losses), gains on derivatives, and benefit for income taxes, which are each separately presented in the condensed consolidated statements of operations.
The CODM reviews condensed consolidated balance sheet information, primarily the amount of cash and cash equivalents at the end of the relevant period, at the consolidated level. Refer to the condensed consolidated balance sheets for these amounts as of March 31, 2026 and 2025. The CODM further reviews information regarding capital expenditures, which is available under the cash flows from investing activities within the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025.
Entity Wide Disclosures
Revenue—The following table presents the Company’s revenue disaggregated by revenue stream for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Transaction fees	$440,366	$393,416
Other revenue	5,679	4,191
Total	$446,045	$397,607
Transaction fees consist of fees charged to buyers, including transaction fees charged on sales of inventory, and sellers of tickets on the Company’s platform, including shipping fees charged to buyers of tickets. Other revenue primarily represents advertising revenue and sales of inventory.
18.NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2026		2025
Basic net income (loss) per share:	Class A	Class B	Class A	Class B	Class C
Numerator:
Net income (loss)	$44,735	$3,310	$(20,065)	$(1,803)	$(315)
Undeclared cumulative dividends to preferred stockholders	(14,440)	(1,068)	(12,397)	(1,114)	(195)
Net income (loss) attributable to common stockholders	$30,295	$2,242	$(32,462)	$(2,917)	$(510)

Denominator:
Weighted-average number of shares outstanding, basic	334,605,611	24,750,000	275,475,350	24,750,000	4,328,764
Basic net income (loss) per share attributable to common stockholders	$0.09	$0.09	$(0.12)	$(0.12)	$(0.12)

	Three Months Ended March 31,
	2026		2025
Dilutive net income (loss) per share:	Class A	Class B	Class A	Class B	Class C
Numerator:
Net income (loss) used in basic computation	$30,295	$2,242	$(32,462)	$(2,917)	$(510)
Reversal of unrealized gain on preferred stock	(8,031)	—	—	—	—
Reallocation of net income as a result of conversion of Class B to Class A shares	2,242	—	—	—	—
Reallocation of undistributed earnings	—	(638)	—	—	—
Net income (loss) attributable to common stockholders	$24,506	$1,604	$(32,462)	$(2,917)	$(510)

Denominator:
Weighted-average number of shares used in basic computation	334,605,611	24,750,000	275,475,350	24,750,000	4,328,764
Conversion of Class B to Class A shares outstanding	24,750,000	—	—	—	—
Dilutive securities	18,953,687	—	—	—	—
Weighted-average number of shares outstanding, diluted	378,309,298	24,750,000	275,475,350	24,750,000	4,328,764
Diluted net income (loss) per share attributable to common stockholders	$0.06	$0.06	$(0.12)	$(0.12)	$(0.12)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
Excluded Securities	2026	2025
Stock options to purchase common stock	—	5,835,796
RSUs	4,898,140	14,990
Total	4,898,140	5,850,786
The table above does not include stock options to purchase an aggregate of 9,630,210 shares of Class A common stock outstanding as of March 31, 2026 and 2025, zero and 6,590 shares of restricted stock outstanding as of March 31, 2026 and 2025, respectively, and 12,410,483 and 39,131,220 RSUs outstanding as of March 31, 2026 and 2025, respectively, as these awards are subject to performance conditions that were not probable of vesting as of those dates.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
19.RELATED PARTY TRANSACTIONS
Andro Capital (“Andro”) is a seller on the Company’s platform and, in the normal course of business, has engaged the Company to list, price and fulfill its tickets on its behalf. The Company’s CEO has an ownership stake in both the Company and Andro. The Company did not generate seller fees from tickets sold by Andro during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, $0.1 million was due to Andro in proceeds related to tickets it had sold on the Company’s platform.
On July 17, 2024, the Company entered into a program agreement (as amended or supplemented from time to time, the “Program Agreement”) with Colloquy Capital LLC (“Colloquy”), an affiliate of Andro. Under the terms of the Program Agreement, the Company refers certain sellers of the Company to Colloquy for the opportunity to enter into separate financing arrangements with Colloquy. Under such arrangements, it is anticipated that Colloquy may provide short-term financing to sellers based on those sellers’ existing and/or future expected proceeds generated through ticket sales on the Company's platform. Pursuant to each seller’s agreement with Colloquy, the Company will disburse to Colloquy a percentage of the seller’s proceeds as agreed upon as consideration for the financing provided by Colloquy to the relevant seller. No fees are payable under this agreement by the Company or Colloquy. As of March 31, 2026 and December 31, 2025, the Program Agreement resulted in Colloquy obtaining a security interest of $9.2 million and $7.9 million in the seller's proceeds related to tickets sold on the Company's platform, respectively. On March 20, 2025, the Company entered into a separate services agreement with Colloquy, pursuant to which the Company helps facilitate the sale and servicing of tickets owned by Colloquy in return for a fee based on a percentage of revenue collected for the sale of those tickets. Under both agreements with Colloquy, as of March 31, 2026 and December 31, 2025, $2.4 million and $0.8 million, respectively, was due to Colloquy in proceeds, related to tickets sold under the services agreement as well as the Company's disbursement of the seller's proceeds under the Program Agreement. As of March 31, 2025, there were zero fees earned associated with the services agreement, which ended on November 1, 2025.
20.SUBSEQUENT EVENTS
On May 5, 2026, the Company voluntarily made an early principal repayment of $100.0 million related to the 2024 USD Term Loan. This payment reduced the principal balance to $904.2 million. In connection with this repayment, the Company unwound $100.0 million of the notional value of our interest rate swap associated with the 2024 USD Term Loan.

On May 11, 2026, the Company granted an aggregate of 12,594,292 RSUs to employees and non-employees which contained a service-based vesting condition. The RSUs have an aggregate award value of $95.5 million and will vest over a weighted average period of 0.5 years from the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025. The following discussion contains forward-looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and including the “Special Note Regarding Forward-Looking Statements” of this Quarterly Report, and in the other filings we make with the SEC from time to time. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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

Highlights for First Quarter 2026
Key Business Metrics
•Gross Merchandise Sales (“GMS”) was $2.2 billion for the three months ended March 31, 2026, as compared to $2.1 billion in the three months ended March 31, 2025
Financial Results
•Revenue was $446.0 million for the three months ended March 31, 2026, as compared to $397.6 million in the three months ended March 31, 2025
•Gross margin was 85% for the three months ended March 31, 2026, as compared to 84% in the three months ended March 31, 2025
•Total costs and expenses were $420.2 million for the three months ended March 31, 2026, as compared to $370.8 million in the three months ended March 31, 2025
•Net income (loss) was $48.0 million for the three months ended March 31, 2026, as compared to $(22.2) million in the three months ended March 31, 2025
•Adjusted EBITDA was $72.1 million for the three months ended March 31, 2026, as compared to $47.9 million in the three months ended March 31, 2025
•Net cash provided by operating activities was $298.4 million for the three months ended March 31, 2026, as compared to $158.3 million in the three months ended March 31, 2025
•Free cash flow was $290.6 million for the three months ended March 31, 2026, as compared to $151.1 million in the three months ended March 31, 2025
•Cash and cash equivalents were $1.5 billion as of March 31, 2026

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$446,045	$397,607
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	65,815	62,456
Operations and support (1)	14,956	12,166
Sales and marketing (1)	225,907	218,904
General and administrative (1)	105,645	70,899
Depreciation and amortization	7,893	6,344
Total costs and expenses	420,216	370,769
Income from operations	25,829	26,838
Interest income	10,526	8,302
Interest expense	(17,268)	(42,437)
Foreign currency gains (losses)	20,590	(24,045)
Gains on derivatives	5,537	665
Total other income (expense), net	19,385	(57,515)
Income (loss) before income taxes	45,214	(30,677)
Benefit for income taxes	2,831	8,494
Net income (loss)	$48,045	$(22,183)
(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$654	$—
Operations and support	142	—
Sales and marketing	2,407	—
General and administrative	27,803	5,494
Total stock-based compensation expense	$31,006	$5,494

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(in thousands, except percentages)
Revenue	$446,045	$397,607	$48,438	12.2%
The overall increase in our revenue in the amount of $48.4 million for the three months ended March 31, 2026 as compared to the same period in 2025 is primarily attributable to an increase of $27.0 million due to a higher average transaction fee rate we charge to buyers and sellers on each transaction, and growth in GMS, which was primarily due to an increase in GMS per transaction on our platform.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(in thousands, except percentages)
Cost of revenue (exclusive of depreciation and amortization)	$65,815	$62,456	$3,359	5.4%
The overall increase in our cost of revenue (exclusive of depreciation and amortization) in the amount of $3.4 million for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily attributable to an increase of $11.4 million in payment processing costs related to the volume of transactions we facilitated during the three months ended March 31, 2026. This is partially offset by a reduction of $5.0 million in ticket substitution and replacement costs and a decrease of $4.3 million in inventory costs.
Operations and Support

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(in thousands, except percentages)
Operations and support	$14,956	$12,166	$2,790	22.9%
The overall increase in operations and support expenses in the amount of $2.8 million for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily attributable to an increase of $2.8 million in outsourced customer support.
Sales and Marketing

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(in thousands, except percentages)
Sales and marketing	$225,907	$218,904	$7,003	3.2%
The overall increase in sales and marketing expenses in the amount of $7.0 million for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily attributable to an increase of $2.4 million related to stock-based compensation expense, an increase of $2.2 million in sponsorship fees paid to certain content rights holders, and an increase of $1.5 million in advertising expenses driven by an increase in transaction volume.

General and Administrative

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(in thousands, except percentages)
General and administrative	$105,645	$70,899	$34,746	49.0%
The overall increase in general and administrative expense in the amount of $34.7 million for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily attributable to an increase of $22.3 million related to stock-based compensation expense, an increase of $8.0 million in professional services fees and an increase of $3.4 million in personnel-related costs.
Depreciation and Amortization

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(in thousands, except percentages)
Depreciation and amortization	$7,893	$6,344	$1,549	24.4%
Depreciation and amortization expenses increased $1.5 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to increased depreciation and amortization for new assets placed into service.
Interest Income

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(in thousands, except percentages)
Interest income	$10,526	$8,302	$2,224	26.8%
Interest income increased $2.2 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to higher cash and cash equivalent balances throughout the quarter, partially offset by lower interest rates.
Interest Expense

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(in thousands, except percentages)
Interest expense	$(17,268)	$(42,437)	$25,169	(59.3)%
Interest expense decreased $25.2 million for the three months ended March 31, 2026 as compared to the same period in 2025 primarily due to a decrease of $22.3 million due to lower variable interest rates for our outstanding term loans and repayments of principal of our 2024 USD Term Loan.

Foreign Currency Gains (Losses)

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(in thousands, except percentages)
Foreign currency gains (losses)	$20,590	$(24,045)	$44,635	*
Foreign currency gains increased $44.6 million for the three months ended March 31, 2026 as compared to the same period in 2025, which is primarily attributable to the remeasurement of our 2024 Euro Term Loan obligation, litigation reserves and indirect tax contingencies primarily driven by changes in exchange rates.
* Not meaningful
Gains on Derivatives

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(in thousands, except percentages)
Gains on derivatives	$5,537	$665	$4,872	732.6%
Gains on derivatives increased $4.9 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily as a result of an increase in the settlements received related to interest rate swap derivatives, which were not designated as a cash flow hedge.
Benefit for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(in thousands, except percentages)
Benefit for income taxes	$2,831	$8,494	$(5,663)	(66.7)%
Benefit for income taxes decreased $5.7 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to current period pre-tax income, net of the benefit recognized for the changes in the U.S. valuation allowances and tax benefits on the interest rate swap reclassified from AOCI, whereas the tax benefit for the three months ended March 31, 2025 was primarily attributable to the pre-tax loss.
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

The following table summarizes our key business metric and non-GAAP financial measures (along with the most directly comparable GAAP measures) for the periods indicated:

	Three Months Ended March 31,
	2026	2025	% Change

	(in thousands)
Key Business Metric
GMS(1)	$2,221,747	$2,079,709	7%
Non-GAAP Financial Measures
Net income (loss) (GAAP)	$48,045	$(22,183)	*
Adjusted EBITDA(2)	$72,084	$47,946	50%
Net cash provided by operating activities (GAAP)	$298,416	$158,321	88%
Free cash flow(3)	$290,574	$151,110	92%
* Not meaningful
(1)    See “—Key Business Metric—Gross Merchandise Sales” below for more information.
(2)    See “—Non-GAAP Financial Measures—Adjusted EBITDA” below for more information.
(3)    See “—Non-GAAP Financial Measures—Free Cash Flow” below for more information.
Key Business Metric
Gross Merchandise Sales
GMS represents the total dollar value paid by buyers for ticket transactions and fulfillment. GMS includes fees we charge buyers and sellers that can vary by transaction, as well as the net proceeds we remit to sellers. Our definition of GMS does not include applicable sales, value-added and other indirect taxes, shipping costs and the impact of discounts and coupons as well as event cancellations or expected cancellations after the initial transaction on our platform. We believe it is useful to exclude these items, primarily refunds due to event cancellations, as GMS is a key metric used by management to measure business performance.
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
During the three months ended March 31, 2026, our GMS grew 7% year-over-year due to ongoing market growth in international and North American secondary markets.
Non-GAAP Financial Measures
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) excluding results from non-operating sources including interest income and expense, provision (benefit) for income taxes, foreign currency losses (gains), gains on derivatives, depreciation and amortization, acquisition-related costs, stock-based compensation expense, indirect tax contingency costs, litigation reserves and other costs and expenses.
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended March 31,
	2026	2025

	(in thousands, except percentages)
Net income (loss)	$48,045	$(22,183)
Add (deduct):
Interest income	(10,526)	(8,302)
Interest expense	17,268	42,437
Benefit for income taxes	(2,831)	(8,494)
Foreign currency losses (gains)	(20,590)	24,045
Gains on derivatives	(5,537)	(665)
Depreciation and amortization	7,893	6,344
Acquisition-related costs(1)	—	125
Stock-based compensation expense(2)	31,006	5,494
Indirect tax contingency costs(3)	2,585	8,965
Litigation reserves(4)	4,493	—
Other costs and expenses(5)	278	180
Adjusted EBITDA	$72,084	$47,946

Revenue	$446,045	$397,607
Net income (loss) as a percentage of revenue	11%	(6)%
Adjusted EBITDA as a percentage of revenue	16%	12%
1.During the three months ended March 31, 2026 and 2025, we incurred zero and $0.1 million of transaction and integration costs, respectively. We do not consider these costs to be representative of the ongoing financial performance of our core business, and we do not expect these costs to be significant going forward.
2.During the three months ended March 31, 2026 and 2025, we recognized $31.0 million and $5.5 million of stock-based compensation expense, net of $6.7 million and $0.2 million capitalized for internally developed software, associated with RSUs, stock options and restricted stock, respectively.
3.During the three months ended March 31, 2026 and 2025, we incurred $2.4 million and $8.4 million of expenses, respectively, associated with potential indirect tax contingencies for withholding obligations and $0.2 million and $0.6 million of professional service costs, respectively.
4.During the three months ended March 31, 2026 and 2025, we incurred $4.5 million and zero, respectively, for expenses due to a litigation-related loss contingency for specific matters for which we deemed loss to be probable as described in Note 12, “Commitments and Contingencies” to our interim condensed consolidated financial statements.
5.Represents a one-time expense related to our initial public offering of $0.3 million during the three months ended March 31, 2026, and personnel-related costs related to our customer service office closure of $0.2 million for the three months ended March 31, 2025. We do not consider these expenses to be representative of the ongoing financial performance of our core business.

During the three months ended March 31, 2026, the increase in Adjusted EBITDA, compared to the prior year, was driven by higher average transaction fee rates, increased marketing efficiency, and growth in GMS per transaction, partially offset by higher direct costs related to growth in GMS and certain general and administrative costs.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with GAAP, to free cash flow:

	Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024

	(in thousands)
Net cash provided by operating activities(1)	$298,416	$11,133	$3,795	$19,320	$158,321	$(149,448)	$12,357	$138,221
Less: Capitalized software development costs	(7,629)	(8,690)	(7,767)	(8,846)	(6,229)	(521)	(521)	(704)
Less: Purchases of property and equipment	(169)	(223)	(372)	(291)	(507)	(340)	(646)	(319)
Less: Purchases of intangible assets	(44)	(257)	(256)	(467)	(475)	(316)	(588)	(756)
Free cash flow	$290,574	$1,963	$(4,600)	$9,716	$151,110	$(150,625)	$10,602	$136,442
TTM cash flow provided by operations	$332,664	$192,569	$31,988	$40,550	$159,451
TTM free cash flow (2)	$297,653	$158,189	$5,601	$20,803	$147,529
(1) Includes $22.6 million and $37.4 million of interest payments on our outstanding debt, net of cash received on the settlement of interest rate swap derivatives, for the three months ended March 31, 2026 and 2025, respectively.
(2) Seasonal trends in our GMS and the timing of major events throughout the year impact free cash flow for any given quarter and can vary year to year. Trailing 12 months (“TTM”) free cash flow provides a longer-term view of our business that is less impacted by the seasonality of GMS and seller payments.
Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $1,526.2 million. Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less when purchased, and are primarily comprised of cash in banks, money market funds and cash held at online payment companies, which excludes $17.3 million of restricted cash.
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
Credit Facilities
On March 15, 2024, we entered into the fourth amendment to the Credit Agreement to refinance the USD Term Loan B, USD Term Loan B2, Euro Term Loan B and Revolving Credit Facility (the “Refinancing”). As a result of the Refinancing, the refinanced Euro Term Loan B (the “2024 Euro Term Loan”) has a maturity date of March 2030, aggregate principal balance €452.4 million and an interest rate equal to EURIBOR, subject to a floor of 0.00%, plus 5.00%. As of March 31, 2026, the interest rate for the 2024 Euro Term Loan was 6.89%. In addition, as a result of the Refinancing, the outstanding principal balance of each of the USD Term Loan B and USD Term Loan B2 were consolidated into one loan (the “2024 USD Term Loan” and together with the 2024 Euro Term Loan and the Revolving Credit Facility, the “Credit Facilities”). The 2024 USD Term Loan has a maturity date of March 2030, initial aggregate principal balance of $1,952.6 million and an interest rate equal to SOFR, subject to a floor of 0.00%, plus 4.75%. As of March 31, 2026, the interest rate for the 2024 USD Term Loan was 8.42%. After six months following the effective date of the Refinancing, we have an option to prepay part or all of both the 2024 USD Term Loan and the 2024 Euro Term Loan prior to maturity without penalty. On June 24, 2024, we repaid $24.0 million of the outstanding principal of the 2024 USD Term Loan. On September 29, 2025, we made an early principal payment related to the 2024 USD Term Loan of $750.0 million in connection with, and using proceeds from, the IPO. Additionally, on December 16, 2025, the Company made an early principal payment on the 2024 USD Term Loan of $150.0 million. The paydown on September 29, 2025 was applied first to eliminate all remaining principal amortization payments that were scheduled to be paid on the principal balance of the 2024 USD Term Loan, beginning on September 30, 2025. The principal balance of the 2024 USD Term Loan was $1,004.2 million as of March 31, 2026.
The Revolving Credit Facility initially allowed for an initial aggregate principal amount of $125.0 million, including: (i) a $30.0 million letter of credit sublimit and (ii) a $30.0 million swingline loans sublimit. On March 13, 2023, as part of the SOFR Amendment, the interest rate per annum for the Revolving Credit Facility was amended to equal to SOFR, subject to a floor of 0.00%, plus 3.61448%. On March 15, 2024, as part of the Refinancing, we extended the maturity date of the Revolving Credit Facility from February 2025 to March 2028. On June 27, 2024, we entered into the fifth amendment (as amended) to the Credit Agreement to increase the commitment under the Revolving Credit Facility, subject to certain conditions, including the occurrence of an initial public offering. On September 29, 2025, the Company met the conditions, including the occurrence of a Qualified IPO, under Amendment No. 5 related to the Revolving Credit Facility that increased the aggregate principal amount to $565.0 million, including: (i) a $120.0 million letter of credit sublimit and (ii) a $60.0 million swingline loan sublimit. The maturity date for the Revolving Credit Facility was also extended from March 2028 to September 2030. As of March 31, 2026, there were outstanding standby letters of credit in an aggregate amount of $43.0 million under the Revolving Credit Facility that we issued in connection with our appeal bond for a litigation matter and office leases. During and as of the three months ended March 31, 2026, no amounts have been drawn on the letters of credit. The available balance under the letter of credit sublimit for Revolving Credit Facility was $77.0 million as of March 31, 2026.
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
As of March 31, 2026, we had $1,523.0 million outstanding under our term loan Credit Facilities. As of March 31, 2026, there were no outstanding amounts drawn on the Revolving Credit Facility.
Our Credit Facilities are subject to variable interest rates. Although we believe our interest rate risk management strategy will continue to mitigate any potential material impacts on our liquidity and capital resources, future interest rate increases could materially impact our business, financial condition and results of operations. For more information, see “Risk Factors—Risks Relating to Our Financial Condition and Indebtedness—Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$298,416	$158,321
Net cash used in investing activities	$(7,842)	$(7,211)
Net cash used in financing activities	$(4,631)	$(5,849)

Cash Flows from Operating Activities
For the three months ended March 31, 2026, net cash provided by operating activities was $298.4 million, primarily resulting from net income of $48.0 million, after consideration of non-cash charges of $2.5 million. Net cash inflows from the change in net operating assets and liabilities of $247.9 million were primarily due to a $273.6 million increase in payments due to buyers and sellers driven by improvements in GMS and increase in the time period between ticket sales and event dates. The non-cash items included in our net income for the three months ended March 31, 2026 relate primarily to stock-based compensation charges of $31.0 million, partially offset by unrealized foreign exchange gains of $21.7 million and fair value change for Series M of $8.0 million.
For the three months ended March 31, 2025, net cash provided by operating activities was $158.3 million, which consisted of a net loss of $22.2 million, after consideration of non-cash charges of $37.2 million. Net cash inflows from the change in net operating assets and liabilities of $143.3 million were primarily due to a $191.6 million increase in payments due to buyers and sellers driven by improvements in GMS, a $23.8 million increase in other non-current liabilities, and a $21.8 million increase in accrued expenses partially offset by a $74.0 million decrease in accounts payable, a $9.3 million decrease in prepaid expenses and other current assets and a $6.5 million decrease in other non-current assets. The non-cash items included in our net loss for the three months ended March 31, 2025 relate primarily to unrealized foreign exchange losses of $27.7 million, amortization of intangibles of $5.7 million and stock-based compensation expense of $5.5 million, which was partially offset by $10.0 million of increase in deferred income tax assets.
Cash Flows from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2026 was $7.8 million, which was primarily related to capitalized software development costs.
Net cash used in investing activities during the three months ended March 31, 2025 was $7.2 million, which was primarily related to capitalized software development costs.
Cash Flows from Financing Activities
Net cash used in financing activities during the three months ended March 31, 2026 was $4.6 million, which was primarily comprised of payment of tax withholding obligations on vested equity awards of $2.6 million and payments of deferred offering costs of $2.1 million.
Net cash used in financing activities during the three months ended March 31, 2025 was $5.8 million, which was primarily comprised of repayment of long-term debt obligations of $4.9 million and repurchase of Class A common stock of $1.0 million.
Contractual Obligations
There were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Recent Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of business. These risks primarily result from fluctuations in interest rate and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk is influenced primarily by changes in interest rates on interest payments related to our Credit Facilities. We had $1,523.0 million outstanding under our Credit Facilities as of March 31, 2026. See Note 9, “Long-Term Debt Obligations” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. When deemed appropriate, we manage our risk from interest rate fluctuations through the use of derivative instruments, such as interest rate swaps to establish fixed rates on variable rate debt.
We entered into several fixed interest rate swap contracts to address the variable interest rate risk on our term loan debt. These interest rate swaps had the economic effect of modifying the variable interest obligations based on SOFR and EURIBOR, each plus a spread associated with $1,523.0 million of the long-term debt so that the interest payable on these effectively became fixed. These fixed interest rate swap contracts are due to mature in February 2027. See Note 11, “Interest Rate Derivatives” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
As of March 31, 2026, after taking into account the effect of our interest rate swap agreements that were in effect as of such date, all of our long-term debt then outstanding was at a fixed interest rate. A hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements.
We had cash and cash equivalents of $1,526.2 million as of March 31, 2026. Cash and cash equivalents consist primarily of cash in banks, money market funds and cash held at online payment companies. Our cash and cash equivalents are held for working capital purposes and such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
Transaction Risk
Movements in currency exchange rates affect the remeasurement of monetary assets to be received or liabilities to be paid for the settlement of a transaction denominated in a currency other than the functional currency, commonly referred to as foreign currency transaction risk. Remeasurement of such amounts are reported as foreign currency gains (losses) in our condensed consolidated statements of operations. Our 2024 Euro Term Loan obligation is exposed to foreign currency transaction risk, thus changes in the euro to U.S. dollar exchange rate will cause foreign currency gains or losses. A hypothetical 10% change in the euro to U.S. dollar exchange rate applied to the 2024 Euro Term Loan obligation as of March 31, 2026 would have resulted in a $51.9 million change to foreign currency losses or gains as reported in our condensed consolidated statement of operations for the three months ended March 31, 2026. Excluding the impact to our 2024 Euro Term Loan, a hypothetical 10% change in foreign currency exchange rates applied to net monetary assets and liabilities as of March 31, 2026 denominated in currencies other than their functional currencies would not have had a material impact on our condensed consolidated financial results. At this time, we do not, but we may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency transaction risk. Accordingly, we expect foreign currency transaction risk to continue to impact our financial results, especially as it relates to our euro denominated 2024 Euro Term Loan.

Translation Risk
Movements in currency exchange rates affect the remeasurement of net asset or liability positions of our foreign operations from their functional currency to our U.S. dollar reporting currency. The consequences of translating such amounts are reported as a component of accumulated other comprehensive income on our condensed consolidated balance sheets.

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weaknesses
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As disclosed in Part II, Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2025, we have identified material weaknesses in our internal control over financial reporting, which continued to exist as of March 31, 2026. In particular:
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
Management’s Remediation Plan
We are in the process of implementing a plan to remediate the material weaknesses described above. Our remediation plan includes the hiring of additional accounting and financial reporting personnel and implementing additional policies, procedures and controls, all of which have and will continue to cause us to incur additional costs. We have performed a risk assessment and begun identifying control activities to be implemented in response to the identified risks, which will include, among others, improving our IT general controls, segregation of duties controls, period-end financial reporting controls, journal entry controls and additional procedures and controls within the areas of revenue and associated reserves, income taxes, indirect taxes and the preparation of the financial statements including the consolidated statements of cash flows and related disclosures. In addition, we have engaged a third-party provider to help us assess and improve our internal control over financial reporting in preparation for compliance with Section 404, which requires management to provide an assessment of the effectiveness of internal control over financial reporting under Section 404(a), and requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting under Section 404(b).
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Our Annual Report on Form 10-K for the year ended December 31, 2025 includes “Legal Proceedings” under Part I, Item 3. For additional information regarding legal proceedings in which we are involved, see also Note 12, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
As previously disclosed, we and certain of our officers and directors are among the defendants in a putative securities class action filed on November 24, 2025 in the U.S. District Court for the Southern District of New York (Salabaj v. StubHub Holdings, Inc., et al., Case No. 1:25-cv-09776-JMF (S.D.N.Y. Nov. 24, 2025) (the “Securities Class Action”)). In November 2025, the plaintiff brought claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”) on behalf of a putative class of persons and entities who purchased or otherwise acquired our common stock issued pursuant and/or traceable to the registration statement and prospectus issued in connection with our September 2025 IPO. Following the lead plaintiff appointment process, plaintiffs filed a consolidated amended complaint on April 6, 2026. The complaint generally alleges that the registration statement on Form S-1 (File No. 333-286000), as amended (the “Registration Statement”), and final prospectus filed with the SEC on September 17, 2025 pursuant to Rule 424(b)(4) under the Securities Act, in connection with our IPO (the “Prospectus”) contained false or misleading statements and/or failed to disclose certain information concerning, among other things, (i) our near-term market opportunity in the original issuance market, including the readiness of our open distribution platform for broad adoption and imminency of our expansion into this market, (ii) our near-term growth prospects for advertising and (iii) our free cash flow and other financial metrics. We deny each of these claims and are moving to dismiss the Securities Class Action. We have also been named as a nominal defendant in related derivative actions filed on December 9 and December 17, 2025, and April 10, 2026, in the U.S. District Court for the Southern District of New York (Junco v. Baker, et al., Case No. 2:25-cv-10208-JMF (S.D.N.Y. Dec. 9, 2025) (the “Junco Action”), Cohen v. Baker, et al., Case No. 1:25-cv-10445-JMF (S.D.N.Y. Dec. 17, 2025) (the “Cohen Action”), and Chen v. Baker, et al., Case No. 1:26-cv-02986-JMF (S.D.N.Y. Apr. 10, 2026) (the “Chen Action”), respectively), and on March 11, 2026 in the Court of Chancery in the State of Delaware (Karten v. Baker, et al., C.A. No. 2026-0337-BWD (Del. Ch. Mar. 11, 2026) (the “Karten Action”). The derivative plaintiffs seek monetary damages and declaratory relief for alleged breaches of fiduciary duties, waste of corporate assets, aiding and abetting, unjust enrichment, abuse of control, gross mismanagement and/or for contribution against certain of our officers and/or directors pursuant to Section 11(f) of the Securities Act and Section 21D of the Exchange Act of 1934. The Junco and Cohen Actions have been consolidated into one action and are presently stayed. The parties in the Chen Action have agreed to have this case consolidated with the Junco and Cohen Actions. The Karten Action is also presently stayed.
Item 1A. Risk Factors
The Company has disclosed under the heading “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2025 risk factors which materially affect its business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock Issued Upon Conversion of Preferred Stock
During the three months ended March 31, 2026, 24,025 shares of Series M Redeemable Preferred Stock, 50,000 shares of Series N Redeemable Preferred Stock and 254,893 shares of Series O Redeemable Preferred Stock automatically converted into 1,322,527, 2,340,425 and 11,931,135 shares of Class A common stock, respectively, in accordance with their terms. The terms of the Series M, Series N and Series O Redeemable Preferred Stock, including the conversion features, are described in Note 15 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The issuance of shares of Class A common stock upon conversion was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On March 15, 2026, Nayaab Islam, the Company’s President and Chief Product Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell, subject to certain conditions, up to 836,000 shares of our Class A common stock. Sales may be made under this trading plan through November 30, 2026, for a duration of 260 days.
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
* The certifications furnished as Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STUBHUB HOLDINGS, INC.

Date: May 13, 2026	By:	/s/ Eric H. Baker
Eric H. Baker
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Connie James
Connie James
Chief Financial Officer
(Principal Financial Officer)