Form 10-Q
period 2026-06-30
StubHub Holdings, Inc.
filed 2026-08-13
CIK 1337634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had outstanding 357,339,966 shares of Class A common stock and 24,750,000 shares of Class B common stock, each with a par value of $0.001.

STUBHUB HOLDINGS, INC.
Form 10-Q

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements about StubHub Holdings, Inc. (the “Company,” “we,” “our" or “us”) and our industry that involve substantial risks and uncertainties. These forward-looking statements reflect our current views with respect to, among other things, future events and our future business, financial condition and results of operations. These statements are often, but not always, made through the use of words or phrases such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will” and “would” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The following important factors, in addition to those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
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
•our ability to expand the adoption of our platform for open distribution and disrupt the legacy primary ticketing model;
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report, and while we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

		June 30,	December 31,
		2026	2025
Assets
Current assets:
Cash and cash equivalents		$1,693,051	$1,241,587
Accounts receivable		13,946	6,909
Inventory		4,967	9,228
Prepaid expenses and other current assets	(Note 4)	73,021	37,924
Total current assets		1,784,985	1,295,648
Non-current assets:
Property and equipment, net	(Note 5)	122,425	73,254
Trademarks and trade names	(Note 6)	864,800	864,800
Other intangible assets, net	(Note 6)	26,983	38,243
Goodwill		2,686,701	2,686,701
Restricted cash		25,522	17,543
Deferred tax assets	(Note 16)	2,205	2,083
Other non-current assets	(Note 7)	44,937	75,781
Total assets		$5,558,558	$5,054,053
Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable		$52,732	$71,087
Payments due to buyers and sellers		1,306,617	845,892
Accrued expenses and other current liabilities (including zero and $17,894 under the fair value option, respectively)	(Note 8)	349,770	334,305
Total current liabilities		1,709,119	1,251,284
Non-current liabilities:
Long-term debt obligations, non-current	(Note 9)	1,396,271	1,506,957
Deferred tax liabilities	(Note 16)	100,411	93,226
Other non-current liabilities	(Note 10)	274,913	260,971
Total liabilities		3,480,714	3,112,438
Commitments and contingencies	(Note 12)
Redeemable preferred stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 490,000 and 794,893 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; aggregate liquidation preference of $721,140 and $1,027,583 as of June 30, 2026 and December 31, 2025, respectively	(Note 13)	454,350	758,027
Stockholders’ equity:
Class A common stock, $0.001 par value; 3,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 355,269,216 and 321,320,641 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively		355	321
Class B common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 24,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025		25	25
Additional paid-in capital		4,931,923	4,522,498
Accumulated other comprehensive income		39,142	71,347
Accumulated deficit		(3,347,951)	(3,410,603)
Total stockholders’ equity		1,623,494	1,183,588
Total liabilities, redeemable preferred stock, and stockholders’ equity		$5,558,558	$5,054,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Revenue		$573,068	$430,295	$1,019,113	$827,902
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)		104,592	75,132	170,407	137,588
Operations and support		18,780	13,960	33,736	26,126
Sales and marketing		274,087	235,206	499,994	454,110
General and administrative		146,338	74,529	251,983	145,428
Depreciation and amortization		9,815	6,412	17,708	12,756
Total costs and expenses		553,612	405,239	973,828	776,008
Income from operations		19,456	25,056	45,285	51,894
Interest income		12,236	10,365	22,762	18,667
Interest expense		(22,200)	(43,868)	(39,468)	(86,305)
Other expense, net		—	(352)	—	(352)
Foreign currency gains (losses)		3,864	(61,125)	24,454	(85,170)
Loss on extinguishment of debt		(1,877)	—	(1,877)	—
Gains (losses) on derivatives		753	(1,499)	6,290	(834)
Total other income (expense), net		(7,224)	(96,479)	12,161	(153,994)
Income (loss) before income taxes		12,232	(71,423)	57,446	(102,100)
Benefit for income taxes	(Note 16)	2,375	17,594	5,206	26,088
Net income (loss)		14,607	(53,829)	62,652	(76,012)
Net income (loss) attributable to common stockholders	(Note 18)	$(40)	$(75,925)	$32,497	$(111,814)

Net income (loss) per share attributable to common stockholders:
Basic	(Note 18)	$(0.00)	$(0.25)	$0.09	$(0.37)
Diluted	(Note 18)	$(0.00)	$(0.25)	$0.06	$(0.37)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	(Note 18)	378,710,978	304,729,749	369,086,762	304,615,069
Diluted	(Note 18)	378,710,978	304,729,749	381,777,937	304,615,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$14,607	$(53,829)	$62,652	$(76,012)
Other comprehensive income (loss):
Foreign currency translation adjustments	(559)	838	(1,029)	864
Unrealized loss on cash flow hedge, net of tax (expense) benefit of $(5,860), $3,117, $(14,957) and $8,727, respectively	(14,913)	(11,231)	(31,176)	(26,998)
Total other comprehensive loss	(15,472)	(10,393)	(32,205)	(26,134)
Comprehensive income (loss)	$(865)	$(64,222)	$30,447	$(102,146)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Redeemable Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	510,000	$474,920	1,472,965	$22,258	302,951,406	$303	$2,255,500	$129,430	$(1,504,669)	$880,564
Net loss	—	—	—	—	—	—	—	—	(22,183)	(22,183)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(15,741)	—	(15,741)
Issuance of Class A common stock upon exercise of stock options and warrants	—	—	—	—	337,100	—	33	—	—	33
Repurchase and retirement of Class A common stock	—	—	—	—	(25,915)	—	(1,000)	—	—	(1,000)
Stock-based compensation	—	—	—	—	—	—	5,605	—	—	5,605
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	—	—	15,971	—	—	15,971
Balance as of March 31, 2025	510,000	$474,920	1,472,965	$22,258	303,262,591	$303	$2,276,109	$113,689	$(1,526,852)	$863,249
Net loss	—	—	—	—	—	—	—	—	(53,829)	(53,829)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(10,393)	—	(10,393)
Issuance of Class A common stock upon exercise of stock options and warrants	—	—	—	—	37,500	—	20	—	—	20
Issuance of Series N redeemable preferred stock, net of issuance cost	50,000	49,949	—	—	—	—	—	—	—	—
Issuance of Series O redeemable preferred stock, net of issuance cost	30,475	30,475	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,140	—	—	2,140
Reclassification of common stock to redeemable common stock	—	—	70,860	1,043	(70,860)	—	(1,043)	—	—	(1,043)
Balance as of June 30, 2025	590,475	$555,344	1,543,825	$23,301	303,229,231	$303	$2,277,226	$103,296	$(1,580,681)	$800,144

	Redeemable Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	794,893	$758,027	346,070,641	$346	$4,522,498	$71,347	$(3,410,603)	$1,183,588
Net income	—	—	—	—	—	—	48,045	48,045
Other comprehensive loss, net of tax	—	—	—	—	—	(16,733)	—	(16,733)
Issuance of Class A common stock upon exercise of stock options	—	—	57,500	—	32	—	—	32
Conversion of Series M redeemable preferred stock to Class A common stock	—	—	1,322,527	2	9,861	—	—	9,863
Conversion of Series N redeemable preferred stock to Class A common stock	(50,000)	(49,761)	2,340,425	2	49,759	—	—	49,761
Conversion of Series O redeemable preferred stock to Class A common stock	(254,893)	(253,916)	11,931,135	12	253,904	—	—	253,916
Stock-based compensation	—	—	—	—	37,729	—	—	37,729
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings on settlement	—	—	12,003,661	12	(2,620)	—	—	(2,608)
Balance as of March 31, 2026	490,000	$454,350	373,725,889	$374	$4,871,163	$54,614	$(3,362,558)	$1,563,593
Net income	—	—	—	—	—	—	14,607	14,607
Other comprehensive loss, net of tax	—	—	—	—	—	(15,472)	—	(15,472)
Issuance of Class A common stock upon exercise of stock options, net of tax withholding on settlement	—	—	525,051	—	(4,266)	—	—	(4,266)
Stock-based compensation	—	—	—	—	96,736	—	—	96,736
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings on settlement	—	—	5,768,276	6	(31,710)	—	—	(31,704)
Balance as of June 30, 2026	490,000	$454,350	380,019,216	$380	$4,931,923	$39,142	$(3,347,951)	$1,623,494
The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$62,652	$(76,012)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,403	1,235
Amortization of intangible assets	11,305	11,521
Stock-based compensation	100,014	7,531
Amortization of debt issuance costs	2,403	4,255
Losses on derivatives	12,059	6,689
Amortization of unrealized losses on cash flow hedge	(16,219)	(3,659)
Unrealized foreign exchange (gains) losses	(26,625)	86,898
Loss on extinguishment of debt	1,877	—
Deferred income taxes	(7,926)	(30,670)
Fair value change for preferred stocks and preferred stock bifurcated derivatives	(8,031)	4,375
Other	2,155	7,466
Changes in operating assets and liabilities:
Accounts receivable	(7,142)	(2,573)
Inventory	4,261	743
Prepaid expenses and other current assets	(30,709)	(9,329)
Other non-current assets	16,493	(8,252)
Operating lease right-of-use assets	2,241	2,181
Accounts payable	(15,328)	(15,892)
Payments due to buyers and sellers	472,491	160,720
Accrued expenses and other current liabilities	23,954	(10,735)
Other non-current liabilities	16,607	42,701
Operating lease liabilities	(2,660)	(1,552)
Net cash provided by operating activities	620,275	177,641
Cash flows from investing activities:
Capitalized software development costs	(19,414)	(15,075)
Purchases of property and equipment	(585)	(798)
Purchases of intangible assets	(44)	(942)
Net cash used in investing activities	(20,043)	(16,815)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock upon exercise of stock options and warrants	142	53
Proceeds from issuance of Series N redeemable preferred stock	—	50,000
Proceeds from issuance of Series O redeemable preferred stock	—	30,475
Repurchase and retirement of Class A common stock	—	(1,000)
Repayment of long-term debt obligations	(100,000)	(9,763)
Payments of tax withholding obligations on vested equity awards	(36,251)	—
Payments of deferred offering costs	(2,407)	(1,845)
Net cash (used in) provided by financing activities	(138,516)	67,920
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,273)	14,288
Net increase in cash, cash equivalents, and restricted cash	459,443	243,034
Cash, cash equivalents, and restricted cash at beginning of period	1,259,130	1,015,911
Cash, cash equivalents, and restricted cash at end of period	$1,718,573	$1,258,945

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,693,051	$1,242,010
Restricted cash in prepaid expenses and other current assets	—	352
Restricted cash	25,522	16,583
Total cash, cash equivalents, and restricted cash	$1,718,573	$1,258,945
Supplemental cash flow information
Cash paid for:
Interest	$60,872	$106,059
Non-cash investing and financing activities:
Stock-based compensation capitalized in development of capitalized software	$34,451	$183
Deferred offering costs accrued, unpaid	$—	$7,149
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
The interim condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 and the condensed consolidated statements of operations, comprehensive income (loss), redeemable preferred stock, redeemable common stock, and stockholders' equity, and cash flows for the three and six months ended June 30, 2026 and 2025, and the accompanying notes are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of the Company’s financial position, results of operations and cash flows for interim periods. Interim results are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025.
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

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recorded liabilities as of June 30, 2026 and December 31, 2025 of $102.4 million and $98.5 million, respectively, for refunds payable to buyers for events that were canceled within payments due to buyers and sellers on the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Company recorded $20.0 million and $11.0 million, respectively, for events expected to be canceled within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Payments Due to Buyers and Sellers—Payments due to buyers and sellers represents refunds payable to buyers and payments due to sellers. Refunds payable to buyers represents the amount of refunds the Company owes buyers for previously canceled events where payments have already been received from buyers. Payments due to sellers represent the amount of funds the Company owes sellers from transactions that have been processed with a buyer but have not yet been remitted to the seller. The Company had refunds payable to buyers of $102.4 million and $98.5 million and payments due to sellers of $1,204.2 million and $747.4 million as of June 30, 2026 and December 31, 2025, respectively, within payments due to buyers and sellers. In addition, the Company had payments due to sellers of $2.1 million and $0.5 million within other non-current liabilities as of June 30, 2026 and December 31, 2025, respectively.
Recent Accounting Pronouncements Not Yet Adopted—In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses. The standard requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. For public business entities, this standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements can be applied prospectively with the option for retrospective application, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.
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
3.FAIR VALUE MEASUREMENTS
The Company measures and records certain financial assets and liabilities, including money market funds, derivative interest rate contracts and Series M Redeemable Preferred Stock (“Series M”) at fair value on a recurring basis. Changes in fair value for Series I Redeemable Preferred Stock (“Series I”) bifurcated derivative, Series J Redeemable Preferred Stock (“Series J”) and Series M are presented as a component of interest expense in the condensed consolidated statements of operations. For the three months ended June 30, 2026 and 2025, the changes in fair value of Series I bifurcated derivative, Series J and Series M, to the extent the redeemable preferred stock or bifurcated derivative was issued and outstanding, resulted in zero and $2.6 million reduction of interest expense, respectively, and $8.0 million and $4.4 million for the six months ended June 30, 2026 and 2025, respectively.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following are the categories of assets and liabilities measured at fair value on a recurring basis according to the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$180,664	$—	$—	$180,664
Total	$180,664	$—	$—	$180,664

Other current assets
Derivative interest rate contracts	$—	$21,982	$—	$21,982
Total	$—	$21,982	$—	$21,982

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$268,854	$—	$—	$268,854
Total	$268,854	$—	$—	$268,854

Other non-current assets
Derivative interest rate contracts	$—	$34,356	$—	$34,356
Total	$—	$34,356	$—	$34,356

Other current liabilities
Series M redeemable preferred stock	$—	$(17,894)	$—	$(17,894)
Total	$—	$(17,894)	$—	$(17,894)
In March 2026, the Company’s Series M was converted into shares of Class A common stock in accordance with its terms. As a result, this instrument was derecognized and is no longer included in the fair value hierarchy as of June 30, 2026.
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
Long-term debt obligations are recorded at carrying value. The fair values of the 2024 Euro Term Loan and the 2024 USD Term Loan as of June 30, 2026 were €455.6 million and $917.1 million, respectively. The Company’s term loans are classified within Level 2 of the fair value hierarchy. See Note 9—Long-Term Debt Obligations for more information.
There were no transfers of financial instruments into or out of Level 3 during the six months ended June 30, 2026 and 2025.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Derivative interest rate contracts	$21,982	$—
Prepaid expenses	17,797	17,374
Seller receivables, net	13,757	3,603
Other current assets	19,485	16,947
Total	$73,021	$37,924
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Capitalized internal-use software	$128,362	$73,175
Computer hardware	4,798	4,386
Office furniture equipment	159	159
Leasehold improvements	745	791
Gross property and equipment	134,064	78,511
Less: Accumulated depreciation and amortization	(11,639)	(5,257)
Property and equipment, net	$122,425	$73,254
Depreciation and amortization expense on the Company’s property and equipment was $4.2 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively, and $6.4 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.INTANGIBLE ASSETS, NET
Intangible assets, net as of June 30, 2026 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (Years)
Trademarks and trade names	$864,800	$—	$864,800	Indefinite
Supplier relationships	160,740	(134,539)	26,201	8.0
Other definite-lived intangibles	5,292	(4,510)	782	2.0
Total	$1,030,832	$(139,049)	$891,783	7.9
Intangible assets, net as of December 31, 2025 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (Years)
Trademarks and trade names	$864,800	$—	$864,800	Indefinite
Supplier relationships	160,740	(124,072)	36,668	8.0
Other definite-lived intangibles	5,246	(3,671)	1,575	2.0
Total	$1,030,786	$(127,743)	$903,043	7.9
Amortization expense for intangible assets was $5.6 million and $5.8 million for the three months ended June 30, 2026 and 2025, respectively, and $11.3 million and $11.5 million for the six months ended June 30, 2026 and 2025, respectively.
7.OTHER NON-CURRENT ASSETS
Other non-current assets were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Derivative interest rate contracts	$—	$34,356
Right-of-use assets	15,953	21,074
Long-term tax receivables	15,703	12,607
Other	13,281	7,744
Total	$44,937	$75,781

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Accrued marketing expenses	$116,585	$84,402
Indirect taxes payable	48,376	39,425
Legal settlements accrual	42,574	57,968
Buyer refund liability for events expected to be cancelled	20,029	10,950
Accrued professional fees	17,958	12,579
Accrued and deferred compensation	14,981	16,627
Accrued sponsorship fees	14,543	25,747
Gift card liability	9,503	10,654
Other taxes payable	2,348	1,526
Uncertain tax positions	1,868	4,559
Income taxes payable	420	4,277
Series M redeemable preferred stock (fair value option)	—	17,894
Other	60,585	47,697
Total	$349,770	$334,305
9.LONG-TERM DEBT OBLIGATIONS
Long-term debt obligations were as follows (in thousands):

	June 30,	December 31,
	2026	2025
2024 Euro Term Loan	$515,575	$531,041
2024 USD Term Loan	904,187	1,004,187
Principal amount—senior credit facilities	1,419,762	1,535,228
Less: Original issuance discounts and unamortized debt issuance costs	(23,491)	(28,271)
Total long-term debt obligations—net of original issuance discounts and unamortized debt issuance costs	$1,396,271	$1,506,957
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
The 2024 Euro Term Loan matures on March 15, 2030 and prepayments of the loan within six months of March 15, 2024 are subject to a 1% prepayment premium. The 2024 Euro Term Loan interest rate per annum is equal to EURIBOR, subject to a floor of 0.00%, plus 5.00%. The EURIBOR rate plus 5.00% was 7.18% as of June 30, 2026. The combination of the stated interest rates and amortization of original issue discounts and debt issuance costs resulted in an effective interest rate of 7.77% for the six months ended June 30, 2026.
At the time of issuance, the 2024 Euro Term Loan had a carrying value of $493.0 million USD. The exchange rate gains (losses) of $3.2 million USD and $(40.9) million USD have been recognized within foreign currency gains (losses) in the condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025, respectively, and $15.5 million USD and $(59.1) million USD for the six months ended June 30, 2026 and 2025, respectively, and inclusive of the unrealized losses prior to the refinancing on March 15, 2024.
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
The 2024 USD Term Loan interest rate per annum is equal to SOFR, subject to a floor of 0.00%, plus 4.75%. The SOFR rate plus 4.75% was 8.39% as of June 30, 2026. The combination of the stated interest rates and amortization of original issue discounts and debt issuance costs resulted in an effective interest rate of 9.37% for the six months ended June 30, 2026.
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
On May 5, 2026, the Company made an additional early principal payment of $100.0 million related to the 2024 USD Term Loan. The Company recognized a $1.9 million loss on extinguishment of debt associated with a partial write-off of the unamortized debt discounts and issuance costs during the three and six months ended June 30, 2026.
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
On September 29, 2025, the Company met the conditions, including the occurrence of a Qualified IPO, under Amendment No. 5 that increased the aggregate principal amount of the Revolving Credit Facility to $565.0 million, including: (i) a $120.0 million letter of credit sublimit, and (ii) a $60.0 million swingline loan sublimit until its maturity date. The maturity date was also extended from March 2028 to September 2030. As of June 30, 2026, there were outstanding standby letters of credit in an aggregate amount of $42.9 million that the Company issued in connection with the Company’s appeal bond for a litigation matter and office leases under the Revolving Credit Facility. During and as of the six months ended June 30, 2026, no amounts have been drawn on the letters of credit. The available balance under the letter of credit sublimit for the Revolving Credit Facility was $77.1 million as of June 30, 2026.
During and as of the six months ended June 30, 2026, no amount was outstanding on the Revolving Credit Facility.
Future Maturities—Future maturities of long-term debt obligations as of June 30, 2026 are as follows (in thousands):

Amount
Remainder of 2026	$—
2027	—
2028	—
2029	—
2030	1,419,762
Thereafter	—
Total	$1,419,762
Debt Covenants—The Company was in compliance with all of its financial covenants as of June 30, 2026 and December 31, 2025. The Company’s credit facilities contain customary representations and warranties, affirmative covenants, reporting obligations and negative covenants. The negative covenants restrict the Company and its subsidiaries’ ability, among other things, to (subject to certain exceptions): incur additional debt, make certain investments and acquisitions, make prepayments of certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, transfer and sell material assets, merge or consolidate and pay dividends on and make distributions to equity interest holders outside of the consolidated group or make other payments in respect of its capital stock. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facilities becoming immediately due and payable.
The Company’s Revolving Credit Facility requires, in the event the outstanding revolving loans, swingline loans and (solely to the extent in excess of $10.0 million in the aggregate) outstanding but undrawn letters of credit that have not been cash collateralized exceed 35% of the aggregate revolving commitments, that the Company maintains a leverage ratio no greater than 5.7:1, as measured in accordance with the terms of the credit facilities. As of June 30, 2026 and December 31, 2025, the Company’s outstanding amounts under the Revolving Credit Facility were below the threshold required for the covenant to be applicable.
10.OTHER NON-CURRENT LIABILITIES
Other non-current liabilities were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Sales and use tax payable	$219,678	$210,027
Uncertain tax positions	12,202	11,814
Other non-current liabilities	43,033	39,130
Total	$274,913	$260,971

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
For derivative instruments that are not designated as hedging instruments, specifically the swaps hedging the EURIBOR component associated with the €452.4 million 2024 Euro Term Loan and SOFR component associated with the $904.2 million 2024 USD Term Loan, any change in fair value is reported within gains (losses) on derivatives during the period of the change in the condensed consolidated statements of operations. The notional amount of the 2024 Euro Term Loan interest rate swap was €452.4 million as of June 30, 2026 and December 31, 2025. The fair value asset of the 2024 Euro Term Loan interest rate swap was $7.1 million USD and $10.9 million USD as of June 30, 2026 and December 31, 2025, respectively. The notional amount of the 2024 USD Term Loan interest rate swap was $904.2 million and $1,004.2 million as of June 30, 2026 and December 31, 2025, respectively. The fair value asset of the 2024 USD Term Loan interest rate swap was $14.9 million and $23.5 million as of June 30, 2026 and December 31, 2025, respectively. The fair value of the interest rate swaps was recognized in prepaid expenses and other current assets as of June 30, 2026 on the condensed consolidated balance sheets, as the swaps mature in February 2027.
In connection with the Company's early principal payments related to the 2024 USD Term Loan that occurred in 2025, it became probable that certain forecasted transactions would not occur. As a result, the Company unwound $602.3 million of the notional value of its interest rate swap associated with the 2024 USD Term Loan and, in conjunction, dedesignated its hedging relationship and reclassified $23.5 million from accumulated other comprehensive income to interest expense as a reduction of such interest expense during the year ended December 31, 2025. The Company determined that the remaining transactions that were hedged remain reasonably possible of occurring and, as a result, retained a balance in accumulated other comprehensive income of $33.8 million as of December 15, 2025.
In connection with the Company's early principal payment related to the 2024 USD Term Loan of $100.0 million on May 5, 2026, it became probable that certain forecasted transactions would not occur. As a result, the Company unwound $100.0 million of the notional value of its interest rate swap associated with the 2024 USD Term Loan and reclassified $2.3 million from accumulated other comprehensive income to interest expense as a reduction of such interest expense during the three and six months ended June 30, 2026. The Company determined that the remaining transactions that were hedged remain reasonably possible of occurring and, as a result, retained a balance in accumulated other comprehensive income of $20.4 million as of May 5, 2026.
Until it becomes probable that the forecasted cash transactions will not occur, amounts recorded in accumulated other comprehensive income before the Company discontinued cash flow hedge accounting will be reclassified to interest expense over the remaining life of the interest rate swap agreements.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the activity of derivative instruments previously designated as cash flow hedges, and the related tax effect, on accumulated other comprehensive income (loss) (in thousands) for the three and six months ended June 30, 2026 and 2025 (in thousands):

Interest Rate Contract Previously Designated as Cash Flow Hedge
Balance as of December 31, 2025	$67,454
Amortization of unrealized loss (gain) on cash flow hedge reclassed to interest expense	(7,166)
Tax effect	(9,097)
Balance as of March 31, 2026	51,191
Amortization of unrealized loss (gain) on cash flow hedge reclassed to interest expense	(9,053)
Tax effect	(5,860)
Balance as of June 30, 2026	$36,278

Interest Rate Contract Previously Designated as Cash Flow Hedge
Balance as of December 31, 2024	$126,918
Loss recognized in other comprehensive income (loss)	(7,173)
Amortization of unrealized loss (gain) on cash flow hedge reclassed to interest expense	(1,819)
Other comprehensive loss (income) released to interest expense	(12,385)
Tax effect	5,610
Balance as of March 31, 2025	111,151
Loss recognized in other comprehensive income (loss)	(46)
Amortization of unrealized loss (gain) on cash flow hedge reclassed to interest expense	(1,840)
Other comprehensive loss (income) released to interest expense	(12,462)
Tax effect	3,117
Balance as of June 30, 2025	$99,920
The Company recognizes assets or liabilities at fair value of the estimated amounts it would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. These assets and liabilities are recognized as Level 2 within the fair value hierarchy as they are measured based on observable inputs. See Note 3—Fair Value Measurements for more information.
The Company estimates that $16.3 million of the balance in accumulated other comprehensive income (loss) as of June 30, 2026 will be reclassified as a benefit to interest expense during the next 12 months.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.COMMITMENTS AND CONTINGENCIES
As of June 30, 2026, the Company has future purchase commitments as follows (in thousands):

Purchase Commitments
Remainder of 2026	$16,237
2027	34,413
2028	16,778
2029	6,741
2030	7,000
Thereafter	—
Total minimum payments	$81,169
These purchase commitments consist primarily of contractual inventory costs, sponsorship fees and partnership fees, as well as vendor costs. Inventory costs are included in cost of revenue and sponsorship and partnership fees are included in sales and marketing expense reported in the condensed consolidated statements of operations. Sponsorship and partnership fees totaled $35.9 million and $24.8 million for the three months ended June 30, 2026 and 2025, respectively, and $56.7 million and $42.4 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s purchase commitments for inventory represent the total amount of minimum proceeds that we agreed to remit to content rights holders in exchange for their agreement to list a certain number of original issuance tickets. Inventory costs totaled $9.1 million and $12.8 million for the three months ended June 30, 2026 and 2025, respectively, and $10.1 million and $18.1 million for the six months ended June 30, 2026 and 2025, respectively.
Indirect Tax Contingencies –The Company evaluated its potential indirect tax obligations in various jurisdictions including U.S. states and foreign jurisdictions and determined instances where indirect tax contingencies exist.
The Company has estimated indirect tax liabilities where it may have a filing obligation and exposure for penalties and interests which were determined to be probable and estimable. As of June 30, 2026 and December 31, 2025, the Company had accrued $9.8 million and $17.9 million within accrued expenses and other current liabilities, respectively, and $100.9 million and $97.5 million within other non-current liabilities, respectively, related to transactional tax liabilities. Additionally, as of June 30, 2026 and December 31, 2025, the Company accrued $45.6 million and $42.0 million within other non-current liabilities for estimated tax liabilities, respectively, related to sellers withholding tax liabilities.
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
Litigation, Regulatory Proceedings and Other Legal Matters—As part of its normal operations, the Company is involved in legal and regulatory proceedings on an ongoing basis. Amounts accrued for legal and regulatory proceedings for which the Company believes a loss is probable and estimable were $139.6 million and $146.2 million as of June 30, 2026 and December 31, 2025, respectively, within accrued expenses and other current liabilities, and other non-current liabilities on the condensed consolidated balance sheets.
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

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company previously determined the probability of loss to be remote. The matter is pending post-trial motions and appeal by the Company. The final outcome could be materially different from the estimated liability recorded. The Company has accrued a liability within other non-current liabilities of $16.4 million as of June 30, 2026 and December 31, 2025, for which a loss is probable. In connection with the appeal process, on November 26, 2024, the Company posted a $24.6 million appeal bond.
On February 6, 2024, the Company received a letter and subpoena from the Attorney General of the District of Columbia (the “D.C. AG”) regarding allegations that certain features of the Company’s website, including its all-in pricing feature, violated the District of Columbia Consumer Protection Procedures Act (the “D.C. CPPA”). The Company cooperated with such inquiry, producing such information that was responsive to the subpoena. Following its review of publicly available information and the information that the Company provided, the D.C. AG has informed the Company that it believes that certain of the Company’s practices have violated the D.C. CPPA. On August 1, 2024, the Company was served with a complaint by the D.C. AG. The Company’s review of the complaint and its discussions on this matter are ongoing. While the Company believes that its commercial practices comply with applicable laws, a resolution of this matter may include a monetary fine and/or injunctive relief. The Company has accrued a liability within other non-current liabilities of $8.0 million and $1.8 million as of June 30, 2026 and December 31, 2025, respectively, for which a loss is probable. Due to the ongoing nature of the review and uncertainties involved, the final outcome could be materially different from the estimated liability recorded.
On January 20, 2025, the Company received a request for information from a non-U.S. regulator investigating whether buyers were adequately notified of the view from certain seat locations. On February 24, 2026, the Company reached a settlement with the non-U.S. regulator to settle the matter by requiring the Company to offer a refund to impacted buyers, who have five months to respond to the offer. As of June 30, 2026 and December 31, 2025, the Company recorded a probable loss within accrued expenses and other current liabilities of $6.1 million and $13.0 million, respectively. Due to the uncertainty regarding the number of responses to be received by impacted buyers, the final outcome could be materially different from the estimated liability recorded.
On August 27, 2025, a U.S. regulator initiated an investigation seeking information regarding the Company's business practices in connection with the advertised pricing of live event tickets. While the Company believes that its commercial practices comply with applicable laws, the resolution of this matter includes a monetary fine and injunctive relief. On April 9, 2026, the Company reached an agreement with the U.S. regulator to settle the matter for $10.0 million. The Company has accrued a liability within accrued expenses and other current liabilities of $0.3 million and $10.0 million as of June 30, 2026 and December 31, 2025, respectively, for which a loss is probable.
On April 2, 2025, and as amended on June 11, 2025, we received a complaint from the Monroe County District Attorney on behalf of the Commonwealth of Pennsylvania alleging that certain features of our website, including, among other things, the all-in pricing feature, violated the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The Commonwealth of Pennsylvania Attorney General’s Office intervened to join the matter on behalf of the Commonwealth of Pennsylvania and filed its own complaint. On January 20, 2026, the court denied the Company's motion to dismiss the Monroe County complaint. On February 2, 2026, the Company filed an answer to the Monroe County complaint. On May 5, 2026, the Pennsylvania Attorney General’s office sent the Company a confidential communication in which it proposed that the parties enter into an agreement to settle its complaint that includes injunctive relief and restitution. The Company determined that a loss is probable, but due to the ongoing nature of the review and uncertainties involved, the Company cannot reasonably estimate the amount or range of loss should any unfavorable outcome materialize.
The Company operates in numerous jurisdictions in which taxing authorities may challenge its positions with respect to income and non-income-based taxes. The Company routinely receives inquiries and from time to time has received, and may in the future obtain, challenges or assessments from these taxing authorities. With respect to non-income based taxes, the Company recognizes liabilities when the Company believes it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. In most jurisdictions, the Company charges and remits Sales and Use Taxes or Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company received sales and use tax assessments from an individual state department of revenue within the U.S. regarding the Company’s sales tax withholding practice. On January 13, 2026, the state's Court of Appeal held that the Company was subject to the tax and interest imposed by the assessment. The Company filed a petition for appeal with the state's Supreme Court. The matter is pending resolution from the appeal process and final ruling. The Company determined the loss to be probable and accrued a liability within other non-current liabilities of $68.0 million and $66.1 million as of June 30, 2026 and December 31, 2025, respectively. The final outcome could be materially different from the estimated liability recorded.
The Company also received a dispute from a non-U.S. taxing authority for VAT related to certain sales in prior periods. The Company’s position is that the sales were treated appropriately for VAT. In the third quarter of 2024, without admitting any misconduct, the Company was offered a potential opportunity to settle certain matters with the non-U.S. taxing authority. In June 2026, the Company reached an agreement with the non-U.S. taxing authority to settle the matter for approximately $27.9 million. The Company has recorded probable losses of $27.9 million and $29.9 million as of June 30, 2026 and December 31, 2025, respectively, within accrued expenses and other current liabilities on the condensed consolidated balance sheets for this matter.
In connection with a complaint by the Swiss Consumers Association alleging infringement of the Swiss Unfair Competition Act, a preventative freeze of $14.8 million and $15.1 million as of June 30, 2026 and December 31, 2025, respectively, is reflected in restricted cash.
In connection with a complaint by French authorities regarding the Union of European Football Associations Championship, relating to the Company’s commercial practices, a preventative freeze of $1.4 million as of June 30, 2026 and December 31, 2025, is reflected in restricted cash.
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
13.REDEEMABLE PREFERRED STOCK
In June 2024, the Company sold 24,025 shares of Series M at an original issue price of $1,000 per share for aggregate gross proceeds of $24.0 million with related issuance costs of $0.1 million. In March 2026, Series M automatically converted into 1,322,527 shares of Class A common stock based on the quotient of the outstanding liquidation preference including all accrued and unpaid dividends and the IPO Price pursuant to the terms of the purchase agreement.
In May 2025, the Company sold 50,000 shares of Series N Redeemable Preferred Stock (“Series N”) at an original issue price of $1,000 per share for aggregate gross proceeds of $50.0 million with related issuance costs of $0.1 million. In March 2026, Series N automatically converted into 2,340,425 shares of Class A common stock based on the quotient of the outstanding liquidation preference and the IPO Price pursuant to the terms of the purchase agreement.
In June 2025, the Company designated up to 500,000 shares of the authorized preferred stock as Series O Redeemable Preferred Stock (“Series O”). From June 2025 through September 2025, the Company sold 254,893 shares of Series O at an original issue price of $1,000 per share for aggregate gross proceeds of $254.9 million with related issuance costs of less than $0.1 million. In March 2026, Series O automatically converted into 11,931,135 shares of Class A common stock based on the quotient of the outstanding liquidation preference and the IPO Price pursuant to the terms of the purchase agreement.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the shares of redeemable preferred stock issued and outstanding classified as mezzanine equity as of June 30, 2026 and December 31, 2025 (in thousands, except share and per share amounts):

	June 30, 2026
	Shares Issued and Outstanding	Original Issuance Price per Share	Carrying Value	Aggregate Liquidation Preference
Series I	10,000	$1,000	$10,000	$15,978
Series K	365,000	$1,000	365,000	590,162
Series L	115,000	$1,000	94,031	115,000
Gross	490,000		469,031	$721,140
Issuance costs			(14,681)
Total			$454,350

	December 31, 2025
	Shares Issued and Outstanding	Original Issuance Price per Share	Carrying Value	Aggregate Liquidation Preference
Series I	10,000	$1,000	$10,000	$15,134
Series K	365,000	$1,000	365,000	562,067
Series L	115,000	$1,000	94,031	115,000
Series N	50,000	$1,000	49,812	55,000
Series O	254,893	$1,000	253,998	280,382
Gross	794,893		772,841	$1,027,583
Issuance costs			(14,814)
Total			$758,027
The aggregate liquidation preference presented in the tables above represents the total original issue price plus the amount of accrued and unpaid dividends as of June 30, 2026 and December 31, 2025, respectively, and does not include any of the premium amounts that are contingent on the timing and circumstances of redemption.
Dividends—The table below presents the aggregate and per share dividends that have accumulated as of June 30, 2026 and December 31, 2025 for each class of redeemable preferred stock (in thousands, except per share amounts):

	June 30, 2026		December 31, 2025
	Aggregate Accumulated and Undeclared Dividends	Accumulated and Undeclared Dividend per Share	Aggregate Accumulated and Undeclared Dividends	Accumulated and Undeclared Dividend per Share
Series I	$5,978	$597.80	$5,134	$513.42
Series K	$225,162	$616.88	$197,067	$539.91
Series M	$—	$—	$6,101	$253.93
The dividend rate for Series L Redeemable Preferred Stock (“Series L”) is 0% through March 30, 2027 and 5% thereafter. Therefore, Series L is not included in the table above. The Company did not declare or pay any dividends to preferred stockholders during the six months ended June 30, 2026 and 2025, except with respect to the settlement of the accumulated dividends totaling $7.1 million with respect to the conversion of the 24,025 shares of Series M into Class A common stock during the six months ended June 30, 2026.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company has classified its issued and outstanding redeemable preferred stock as mezzanine equity on the condensed consolidated balance sheets due to its being contingently redeemable upon a change in control, which is deemed outside of the Company’s control. These events were not probable of occurring as of June 30, 2026 and December 31, 2025, and therefore the carrying values of the redeemable preferred stock are not being accreted to their redemption values. Subsequent adjustments to the carrying values of the redeemable preferred stock may be required when it becomes probable that the shares will become redeemable.
14.STOCKHOLDERS’ EQUITY
Preferred Stock—As of June 30, 2026 and December 31, 2025, the Company has authorized the issuance of 100,000,000 shares of undesignated preferred stock, each with a par value of $0.001 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. As of June 30, 2026 and December 31, 2025, there were 490,000 and 794,893 shares of redeemable preferred stock issued and outstanding, respectively. See Note 13—Redeemable Preferred Stock for more information.
Common Stock—As of June 30, 2026 and December 31, 2025, the Company has authorized the issuance of 3,000,000,000 shares of Class A common stock and 200,000,000 shares of Class B common stock (and together with Class A common stock, “common stock”), each with a par value of $0.001 per share.
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 100 votes per share. Each share of Class B common stock may be converted at any time at the option of the stockholder and generally convert upon sale or transfer to Class A common stock.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.STOCK‐BASED COMPENSATION

Stock Options—The following table summarizes the Company’s stock option activity:

	Outstanding Options
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	15,126,442	$5.64	2.4	$119,321
Options exercised	(997,667)	$0.55
Options expired	(44,007)	$0.55
Balance as of June 30, 2026	14,084,768	$6.02	2.0	$96,507
Options vested and expected to vest as of June 30, 2026	4,454,558	$5.95	2.3	$30,829
Exercisable as of June 30, 2026	4,454,558	$5.95	2.3	$30,829
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Class A common stock as of the respective period-end dates.
The total intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025 was $10.1 million and $3.7 million, respectively.
Restricted Stock Units—The following table summarizes the activity for the Company’s restricted stock units (“RSUs”):

	Total RSUs		Stock Price Target and GMS Performance RSUs		Other RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	19,844,438	$33.27	12,410,483	$30.81	7,433,955	$37.38
Granted	28,294,957	$7.65	—	$—	28,294,957	$7.65
Forfeited	(1,987,672)	$15.70	—	$—	(1,987,672)	$15.70
Vested and released	(9,014,978)	$12.32	—	$—	(9,014,978)	$12.32
Vested but unreleased	(2,466,369)	$14.64	(325,000)	$35.69	(2,141,369)	$11.44
Unvested as of June 30, 2026	34,670,376	$20.16	12,085,483	$30.68	22,584,893	$14.53
Vested but unreleased as of June 30, 2026	2,466,369	$14.64	325,000	$35.69	2,141,369	$11.44
Outstanding as of June 30, 2026	37,136,745	$19.79	12,410,483	$30.81	24,726,262	$14.26
The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2026 and 2025 was $7.65 and $38.60 per share, respectively. The fair value of RSUs vested was $100.8 million and $0.1 million during the six months ended June 30, 2026 and 2025, respectively.
Stock Price Target Performance RSUs
In the year ended December 31, 2023, the Company granted 7,116,935 RSUs that contained market, performance, and service conditions. The Company recognized $2.2 million and zero expense for the three months ended June 30, 2026 and 2025, respectively, and $5.7 million and zero for the six months ended June 30, 2026 and 2025, respectively, related to these awards. As of June 30, 2026, there was $1.2 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 0.3 years.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In February 2024, the Company granted 462,500 RSUs that contained service, performance and market conditions. In August 2025, the 462,500 RSUs were forfeited upon the separation of the employee from the Company. The Company recognized stock-based compensation expense of zero and $2.1 million for the three months ended June 30, 2026 and 2025, and zero and $4.3 million for the six months ended June 30, 2026 and 2025, respectively.
GMS Performance RSUs
In the year ended December 31, 2023, the Company granted 4,023,387 RSUs that contain performance and service conditions. The Company also granted an additional 3,093,548 RSUs that contain these same performance and service conditions with additional market conditions. The Company recognized $5.2 million and zero expense for the three months ended June 30, 2026 and 2025, respectively, and $9.4 million and zero for the six months ended June 30, 2026 and 2025, respectively, related to these awards. As of June 30, 2026, there was $27.7 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 2.3 years.
Other RSUs
As of June 30, 2026, the remaining RSUs, as shown in the above table, contained a service condition and/or a performance condition that is met upon the occurrence of a liquidity event defined within the terms of the award. The liquidity event was met upon the occurrence of the IPO. The Company recognized $89.3 million and zero expense for the three months ended June 30, 2026 and 2025, respectively, and $119.4 million and zero for the six months ended June 30, 2026 and 2025, respectively, related to these awards. As of June 30, 2026, there was $188.4 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 2.5 years.
Common Stock Warrants—During the six months ended June 30, 2025, 276,657 common stock warrants were exercised through a net share settlement using a cashless exercise. The total intrinsic value of common stock warrants exercised for the six months ended June 30, 2025 was $10.7 million.
During the six months ended June 30, 2025, the Company recorded $3.0 million of stock-based compensation expense. As of June 30, 2026, there was zero common stock warrants outstanding or authorized for future issuance.
Stock-Based Compensation Expense—Stock-based compensation expense totaled $69.0 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively, and $100.0 million and $7.5 million for the six months ended June 30, 2026 and 2025, respectively.

The income tax benefit recognized in the condensed consolidated statements of operations on stock-based compensation expense was zero and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and zero and $2.4 million for the six months ended June 30, 2026 and 2025, respectively.
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
The Company recorded an income tax benefit of $2.4 million and $17.6 million for the three months ended June 30, 2026 and 2025, respectively, and $5.2 million and $26.1 million for the six months ended June 30, 2026 and 2025, respectively. The tax benefit for the three and six months ended June 30, 2026 was primarily driven by changes in the U.S. federal and state valuation allowances and tax benefits on the interest rate swap reclassified from Accumulated Other Comprehensive Income (“AOCI”), whereas the tax benefit for the three and six months ended June 30, 2025 was driven by the pre-tax loss.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”). The OBBBA extends and modifies several provisions originally introduced under the Tax Cuts and Jobs Act of 2017, while also implementing additional changes to U.S. federal tax law. The OBBBA contains multiple effective dates, with certain provisions taking effect beginning in calendar year 2025 and others phased in through calendar year 2027. The enactment of the OBBBA did not have a material impact on the results from operations for the six months ended June 30, 2026, nor is it expected to have a material impact on the full year 2026. The ultimate impact of the OBBBA on the Company's tax position and financial statements will depend on future guidance, the Company's actual results, and potential changes in state conformity.
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
The CODM reviews condensed consolidated balance sheet information, primarily the amount of cash and cash equivalents at the end of the relevant period, at the consolidated level. Refer to the condensed consolidated balance sheets for these amounts as of June 30, 2026 and December 31, 2025. The CODM further reviews information regarding capital expenditures, which is available under the cash flows from investing activities within the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025.
Entity Wide Disclosures
Revenue—The following table presents the Company’s revenue disaggregated by revenue stream for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Transaction fees	$562,126	$418,314	$1,002,492	$811,730
Other revenue	10,942	11,981	16,621	16,172
Total	$573,068	$430,295	$1,019,113	$827,902
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
18.NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,
	2026		2025
Basic and diluted net income (loss) per share:	Class A	Class B	Class A	Class B	Class C
Numerator:
Net income (loss)	$13,652	$955	$(48,692)	$(4,372)	$(765)
Undeclared cumulative dividends to preferred stockholders	(13,690)	(957)	(19,986)	(1,795)	(315)
Net loss attributable to common stockholders	$(38)	$(2)	$(68,678)	$(6,167)	$(1,080)

Denominator:
Weighted-average number of shares outstanding, basic and diluted	353,960,978	24,750,000	275,650,985	24,750,000	4,328,764
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)	$(0.25)	$(0.25)	$(0.25)

	Six Months Ended June 30,
	2026		2025
Basic net income (loss) per share:	Class A	Class B	Class A	Class B	Class C
Numerator:
Net income (loss)	$58,451	$4,201	$(68,757)	$(6,175)	$(1,080)
Undeclared cumulative dividends to preferred stockholders	(28,133)	(2,022)	(32,383)	(2,909)	(510)
Net income (loss) attributable to common stockholders	$30,318	$2,179	$(101,140)	$(9,084)	$(1,590)

Denominator:
Weighted-average number of shares outstanding, basic	344,336,762	24,750,000	275,536,305	24,750,000	4,328,764
Basic net income (loss) per share attributable to common stockholders	$0.09	$0.09	$(0.37)	$(0.37)	$(0.37)

	Six Months Ended June 30,
	2026		2025
Dilutive net income (loss) per share:	Class A	Class B	Class A	Class B	Class C
Numerator:
Net income (loss) used in basic computation	$30,318	$2,179	$(101,140)	$(9,084)	$(1,590)
Reversal of unrealized gain on preferred stock	(8,031)	—	—	—	—
Reallocation of net income as a result of conversion of Class B to Class A shares	2,179	—	—	—	—
Reallocation of undistributed earnings	—	(590)	—	—	—
Net income (loss) attributable to common stockholders	$24,466	$1,589	$(101,140)	$(9,084)	$(1,590)

Denominator:
Weighted-average number of shares used in basic computation	344,336,762	24,750,000	275,536,305	24,750,000	4,328,764
Conversion of Class B to Class A shares outstanding	24,750,000	—	—	—	—
Dilutive securities	12,691,175	—	—	—	—
Weighted-average number of shares outstanding, diluted	381,777,937	24,750,000	275,536,305	24,750,000	4,328,764
Diluted net income (loss) per share attributable to common stockholders	$0.06	$0.06	$(0.37)	$(0.37)	$(0.37)

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
Excluded Securities	2026	2025	2026	2025
Stock options to purchase common stock	4,454,558	5,773,296	23,075	5,773,296
RSUs	22,585,469	14,990	6,913,294	14,990
Total	27,040,027	5,788,286	6,936,369	5,788,286
The table above does not include stock options to purchase an aggregate of 9,630,210 shares of Class A common stock outstanding as of June 30, 2026 and 2025, zero and 6,590 shares of restricted stock outstanding as of June 30, 2026 and 2025, respectively, and 12,085,483 and 38,923,130 RSUs outstanding as of June 30, 2026 and 2025, respectively, as these awards are subject to performance conditions that were not probable of vesting as of those dates.
19.RELATED PARTY TRANSACTIONS
Andro Capital (“Andro”) is a seller on the Company’s platform and, in the normal course of business, has engaged the Company to list, price and fulfill its tickets on its behalf. The Company’s CEO has an ownership stake in both the Company and Andro. The Company did not generate seller fees from tickets sold by Andro during the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, zero and $0.1 million, respectively, were due to Andro in proceeds related to tickets it had sold on the Company’s platform.

On July 17, 2024, the Company entered into a program agreement (as amended or supplemented from time to time, the “Program Agreement”) with Colloquy Capital LLC (“Colloquy”), an affiliate of Andro. Under the terms of the Program Agreement, the Company refers certain sellers of the Company to Colloquy for the opportunity to enter into separate financing arrangements with Colloquy. Under such arrangements, it is anticipated that Colloquy may provide short-term financing to sellers based on those sellers’ existing and/or future expected proceeds generated through ticket sales on the Company's platform. Pursuant to each seller’s agreement with Colloquy, the Company will disburse to Colloquy a percentage of the seller’s proceeds as agreed upon as consideration for the financing provided by Colloquy to the relevant seller. No fees are payable under this agreement by the Company or Colloquy. As of June 30, 2026 and December 31, 2025, the Program Agreement resulted in Colloquy obtaining a security interest of $10.8 million and $7.9 million, respectively, in the sellers’ proceeds related to tickets sold on the Company’s platform. On March 20, 2025, the Company entered into a separate services agreement with Colloquy, pursuant to which the Company helps facilitate the sale and servicing of tickets owned by Colloquy in return for a fee based on a percentage of revenue collected for the sale of those tickets, which ended on November 1, 2025. On June 25, 2026, the Company entered into another services agreement with Colloquy with substantially similar terms and conditions as the services agreement entered into in 2025. As of June 30, 2026 and December 31, 2025, $3.5 million and $0.8 million, respectively, was due to Colloquy in proceeds related to tickets sold under the services agreements as well as the Company’s disbursement of the sellers’ proceeds under the Program Agreement. The Company generated $0.6 million in fees associated with the services agreement during the three and six months ended June 30, 2026.
20.SUBSEQUENT EVENTS
In July 2026, the Company voluntarily made an early principal repayment of $100.0 million related to the 2024 USD Term Loan. This payment reduced the principal balance to $804.2 million. In connection with this repayment, the Company unwound $100.0 million of the notional value of our interest rate swap associated with the 2024 USD Term Loan.
In August 2026, the Company granted to employees and certain non-employee directors (a) 1,583,533 RSUs that contain a service-based vesting condition with an aggregate award value of $14.2 million that will be recognized over a weighted-average requisite service of 2.5 years from the date of grant, and (b) RSUs with a settlement value of $34.9 million of which (i) $25.3 million are subject to performance-based or market-based vesting conditions based on the achievement of GMS or stock price targets, respectively, within five years from the grant date and (ii) $9.6 million are subject to service vesting conditions with a weighted-average requisite service period of 3.3 years from the grant date. The RSUs described in clause (b) above will settle in a variable number of shares of the Company’s class A common stock measured on the settlement date equal to the quotient of (i) settlement value of any vested awards (ii) the 30-trading day volume weighted-average price immediately preceding the settlement date.

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

Highlights for Second Quarter 2026
Key Business Metrics
•Gross Merchandise Sales (“GMS”) was $3.1 billion for the three months ended June 30, 2026, as compared to $2.3 billion in the three months ended June 30, 2025
Financial Results
•Revenue was $573.1 million for the three months ended June 30, 2026, as compared to $430.3 million in the three months ended June 30, 2025
•Gross margin was 82% for the three months ended June 30, 2026, as compared to 83% in the three months ended June 30, 2025
•Total costs and expenses were $553.6 million for the three months ended June 30, 2026, as compared to $405.2 million in the three months ended June 30, 2025
•Net income (loss) was $14.6 million for the three months ended June 30, 2026, as compared to $(53.8) million in the three months ended June 30, 2025
•Adjusted EBITDA was $105.7 million for the three months ended June 30, 2026, as compared to $54.3 million in the three months ended June 30, 2025
•Net cash provided by operating activities was $321.9 million for the three months ended June 30, 2026, as compared to $19.3 million in the three months ended June 30, 2025
•Free cash flow was $309.7 million for the three months ended June 30, 2026, as compared to $9.7 million in the three months ended June 30, 2025
•Cash and cash equivalents were $1.7 billion as of June 30, 2026
•Further strengthened balance sheet with $100.0 million debt reduction in May, with a further $100.0 million payment in July

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$573,068	$430,295	$1,019,113	$827,902
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	104,592	75,132	170,407	137,588
Operations and support (1)	18,780	13,960	33,736	26,126
Sales and marketing (1)	274,087	235,206	499,994	454,110
General and administrative (1)	146,338	74,529	251,983	145,428
Depreciation and amortization	9,815	6,412	17,708	12,756
Total costs and expenses	553,612	405,239	973,828	776,008
Income from operations	19,456	25,056	45,285	51,894
Interest income	12,236	10,365	22,762	18,667
Interest expense	(22,200)	(43,868)	(39,468)	(86,305)
Other expense, net	—	(352)	—	(352)
Foreign currency gains (losses)	3,864	(61,125)	24,454	(85,170)
Loss on extinguishment of debt	(1,877)	—	(1,877)	—
Gains (losses) on derivatives	753	(1,499)	6,290	(834)
Total other income (expense), net	(7,224)	(96,479)	12,161	(153,994)
Income (loss) before income taxes	12,232	(71,423)	57,446	(102,100)
Benefit for income taxes	2,375	17,594	5,206	26,088
Net income (loss)	$14,607	$(53,829)	$62,652	$(76,012)
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$2,460	$—	$3,114	$—
Operations and support	317	—	459	—
Sales and marketing	5,002	—	7,409	—
General and administrative	61,229	2,037	89,032	7,531
Total stock-based compensation expense	$69,008	$2,037	$100,014	$7,531

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Revenue	$573,068	$430,295	$142,773	33.2%	$1,019,113	$827,902	$191,211	23.1%
The overall increase in our revenue in the amount of $142.8 million for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily attributable to growth in GMS, which was primarily due to an increase in GMS per transaction on our platform.
The overall increase in our revenue in the amount of $191.2 million for the six months ended June 30, 2026 as compared to the same period in 2025 was primarily attributable to growth in GMS, which was primarily due to an increase in GMS per transaction on our platform, and an increase of $31.0 million due to a higher average transaction fee rate we charge to buyers and sellers.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Cost of revenue (exclusive of depreciation and amortization)	$104,592	$75,132	$29,460	39.2%	$170,407	$137,588	$32,819	23.9%
The overall increase in our cost of revenue (exclusive of depreciation and amortization) in the amount of $29.5 million for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily attributable to an increase of $28.3 million in payment processing costs related to the volume of transactions we facilitated during the three months ended June 30, 2026.
The overall increase in our cost of revenue (exclusive of depreciation and amortization) in the amount of $32.8 million for the six months ended June 30, 2026 as compared to the same period in 2025 was primarily attributable to an increase of $39.7 million in payment processing costs related to the volume of transactions we facilitated during the six months ended June 30, 2026. This was partially offset by a decrease of $8.0 million in inventory costs.
Operations and Support

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Operations and support	$18,780	$13,960	$4,820	34.5%	$33,736	$26,126	$7,610	29.1%
The overall increase in operations and support expenses in the amount of $4.8 million for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily attributable to an increase of $5.2 million in outsourced customer support.
The overall increase in operations and support expenses in the amount of $7.6 million for the six months ended June 30, 2026 as compared to the same period in 2025 was primarily attributable to an increase of $8.0 million in outsourced customer support.

Sales and Marketing

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Sales and marketing	$274,087	$235,206	$38,881	16.5%	$499,994	$454,110	$45,884	10.1%
The overall increase in sales and marketing expenses in the amount of $38.9 million for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily attributable to an increase of $29.3 million in advertising expenses driven by the growth in GMS and an increase of $5.0 million related to stock-based compensation expense.
The overall increase in sales and marketing expenses in the amount of $45.9 million for the six months ended June 30, 2026 as compared to the same period in 2025 was primarily attributable to an increase of $30.9 million in advertising expenses driven by the growth in GMS and an increase of $7.4 million related to stock-based compensation expense.
General and Administrative

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
General and administrative	$146,338	$74,529	$71,809	96.4%	$251,983	$145,428	$106,555	73.3%
The overall increase in general and administrative expenses in the amount of $71.8 million for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily attributable to an increase of $59.2 million related to stock-based compensation expense, and an increase of $11.2 million in professional services fees.
The overall increase in general and administrative expenses in the amount of $106.6 million for the six months ended June 30, 2026 as compared to the same period in 2025 was primarily attributable to an increase of $81.5 million related to stock-based compensation expense, and an increase of $19.2 million in professional services fees.
Depreciation and Amortization

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Depreciation and amortization	$9,815	$6,412	$3,403	53.1%	$17,708	$12,756	$4,952	38.8%
Depreciation and amortization expenses increased $3.4 million for the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to increased depreciation and amortization for new assets placed into service.
Depreciation and amortization expenses increased $5.0 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to increased depreciation and amortization for new assets placed into service.

Interest Income

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Interest income	$12,236	$10,365	$1,871	18.1%	$22,762	$18,667	$4,095	21.9%
Interest income increased $1.9 million for the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to higher cash and cash equivalent balances throughout the quarter, partially offset by lower interest rates.
Interest income increased $4.1 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to higher cash and cash equivalent balances throughout the period, partially offset by lower interest rates.
Interest Expense

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Interest expense	$(22,200)	$(43,868)	$21,668	(49.4)%	$(39,468)	$(86,305)	$46,837	(54.3)%
Interest expense decreased $21.7 million for the three months ended June 30, 2026 as compared to the same period in 2025 primarily due to repayments of principal of our 2024 USD Term Loan.
Interest expense decreased $46.8 million for the six months ended June 30, 2026 as compared to the same period in 2025 primarily due to repayments of principal of our 2024 USD Term Loan.
Foreign Currency Gains (Losses)

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Foreign currency gains (losses)	$3,864	$(61,125)	$64,989	*	$24,454	$(85,170)	$109,624	*
* Not meaningful
Foreign currency gains (losses) changed by $65.0 million for the three months ended June 30, 2026 as compared to the same period in 2025, which was primarily attributable to changes in exchange rates affecting our 2024 Euro Term Loan obligation, foreign cash balances, indirect tax contingencies and litigation reserves.
Foreign currency gains (losses) changed by $109.6 million for the six months ended June 30, 2026 as compared to the same period in 2025, which was primarily attributable to changes in exchange rates affecting our 2024 Euro Term Loan obligation, foreign cash balances, litigation reserves and indirect tax contingencies.

Loss on Extinguishment of Debt

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2026	2025			2026	2025
	(in thousands, except percentages)
Loss on extinguishment of debt	$(1,877)	$—	$(1,877)	*	$(1,877)	$—	$(1,877)	*
* Not meaningful

Loss on extinguishment of debt was $1.9 million for the three and six months ended June 30, 2026, primarily due to debt paydown in the second quarter of 2026. This resulted in the partial write-off of the remaining original issuance discount and unamortized debt issuance costs.
Gains (Losses) on Derivatives

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Gains (losses) on derivatives	$753	$(1,499)	$2,252	(150.2)%	$6,290	$(834)	$7,124	(854.2)%
Gains (losses) on derivatives changed by $2.3 million for the three months ended June 30, 2026 as compared to the same period in 2025, primarily as a result of an increase in the settlements received related to interest rate swap derivatives, which were not designated as a cash flow hedge. This was partially offset by a decrease in the fair value of an interest rate swap derivative.
Gains (losses) on derivatives changed by $7.1 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily as a result of an increase in the settlements received related to interest rate swap derivatives, which were not designated as a cash flow hedge. This was partially offset by a decrease in the fair value of an interest rate swap derivative
Benefit for Income Taxes

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Benefit for income taxes	$2,375	$17,594	$(15,219)	(86.5)%	$5,206	$26,088	$(20,882)	(80.0)%
Benefit for income taxes decreased $15.2 million for the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to current period pre-tax income, net of the benefit recognized for the changes in the U.S. valuation allowances and tax benefits on the interest rate swap reclassified from AOCI, whereas the tax benefit for the three months ended June 30, 2025 was primarily attributable to the pre-tax loss.
Benefit for income taxes decreased $20.9 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to current period pre-tax income, net of the benefit recognized for the changes in the U.S. valuation allowances and tax benefits on the interest rate swap reclassified from AOCI, whereas the tax benefit for the six months ended June 30, 2025 was primarily attributable to the pre-tax loss.

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
The following table summarizes our key business metric and non-GAAP financial measures (along with the most directly comparable GAAP measures) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)
Key Business Metric
GMS(1)	$3,089,846	$2,300,310	34%	$5,311,593	$4,380,019	21%
Non-GAAP Financial Measures
Net income (loss) (GAAP)	$14,607	$(53,829)	*	$62,652	$(76,012)	*
Adjusted EBITDA(2)	$105,658	$54,342	94%	$177,742	$102,288	74%
Net cash provided by operating activities (GAAP)	$321,859	$19,320	*	$620,275	$177,641	*
Free cash flow(3)	$309,658	$9,716	*	$600,232	$160,826	*
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
Other marketplaces may not present GMS or may calculate this measure differently, which would reduce its usefulness as a comparative measure. GMS is an operating metric and does not represent revenue earned by us calculated in accordance with GAAP.
During the three months ended June 30, 2026, our GMS grew 34% year-over-year due to ongoing market growth in North American and international secondary markets, led by the World Cup.
During the six months ended June 30, 2026, our GMS grew 21% year-over-year due to ongoing market growth in North American and international secondary markets, led by the World Cup.
Non-GAAP Financial Measures

Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) excluding results from non-operating sources including interest income and expense, benefit for income taxes, other expense, net, foreign currency (gains) losses, (gains) losses on derivatives, depreciation and amortization, loss on extinguishment of debt, acquisition-related costs, stock-based compensation expense, indirect tax contingency costs, litigation reserves and other costs and expenses.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Net income (loss)	$14,607	$(53,829)	$62,652	$(76,012)
Add (deduct):
Interest income	(12,236)	(10,365)	(22,762)	(18,667)
Interest expense	22,200	43,868	39,468	86,305
Benefit for income taxes	(2,375)	(17,594)	(5,206)	(26,088)
Other expense, net	—	352	—	352
Foreign currency (gains) losses	(3,864)	61,125	(24,454)	85,170
(Gains) losses on derivatives	(753)	1,499	(6,290)	834
Depreciation and amortization	9,815	6,412	17,708	12,756
Loss on extinguishment of debt	1,877	—	1,877	—
Acquisition-related costs(1)	—	125	—	250
Stock-based compensation expense(2)	69,008	2,037	100,014	7,531
Indirect tax contingency costs(3)	3,888	12,981	6,473	21,946
Litigation reserves(4)	3,378	—	7,871	—
Other costs and expenses(5)	113	7,731	391	7,911
Adjusted EBITDA	$105,658	$54,342	$177,742	$102,288

Revenue	$573,068	$430,295	$1,019,113	$827,902
Net income (loss) as a percentage of revenue	3%	(13)%	6%	(9)%
Adjusted EBITDA as a percentage of revenue	18%	13%	17%	12%
1.During the three months ended June 30, 2026 and 2025, we incurred zero and $0.1 million of transaction and integration costs, respectively. During the six months ended June 30, 2026 and 2025, we incurred zero and $0.3 million of transaction and integration costs, respectively. We do not consider these costs to be representative of the ongoing financial performance of our core business, and we do not expect these costs to be significant going forward.

2.During the three months ended June 30, 2026 and 2025, we recognized $69.0 million and $2.0 million of stock-based compensation expense, net of $27.7 million and zero capitalized for internally developed software, associated with RSUs, stock options and restricted stock, respectively. During the six months ended June 30, 2026 and 2025, we recognized $100.0 million and $7.5 million of stock-based compensation expense, net of $34.4 million and $0.2 million capitalized for internally developed software, associated with RSUs, stock options and restricted stock, respectively.
3.During the three months ended June 30, 2026 and 2025, we incurred $3.6 million and $12.5 million of expenses, respectively, associated with potential indirect tax contingencies for withholding obligations and $0.2 million and $0.5 million of professional service costs, respectively. During the six months ended June 30, 2026 and 2025, we incurred $6.0 million and $20.9 million of expenses, respectively, associated with potential indirect tax contingencies for withholding obligations and $0.5 million and $1.1 million of professional service costs, respectively.
4.During the three months ended June 30, 2026 and 2025, we incurred $3.4 million and zero, respectively, and during the six months ended June 30, 2026 and 2025, we incurred $7.9 million and zero, respectively, for expenses due to a litigation-related loss contingency for specific matters for which we deemed loss to be probable as described in Note 12, “Commitments and Contingencies” to our interim condensed consolidated financial statements.
5.Represents (a) a one-time expense related to our initial public offering of $0.1 million and $0.4 million for the three and six months ended June 30, 2026, respectively, (b) a one-time expense to terminate an intellectual property rights licensing agreement of $7.7 million for the three and six months ended June 30, 2025 and (c) personnel-related costs related to our customer service office closure of $0.2 million for the six months ended June 30, 2025. We do not consider these expenses to be representative of the ongoing financial performance of our core business.
During the three months ended June 30, 2026, the increase in Adjusted EBITDA, compared to the prior year, was driven by growth in GMS and increased marketing cost efficiency, partially offset by higher payment processing costs and general and administrative expense.
During the six months ended June 30, 2026, the increase in Adjusted EBITDA, compared to the prior year, was driven by growth in GMS and increased marketing cost efficiency, partially offset by higher payment processing costs and general and administrative expense.
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

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with GAAP, to free cash flow:

	Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024

	(in thousands)
Net cash provided by (used in) operating activities(1)	$321,859	$298,416	$11,133	$3,795	$19,320	$158,321	$(149,448)	$12,357
Less: Capitalized software development costs	(11,785)	(7,629)	(8,690)	(7,767)	(8,846)	(6,229)	(521)	(521)
Less: Purchases of property and equipment	(416)	(169)	(223)	(372)	(291)	(507)	(340)	(646)
Less: Purchases of intangible assets	—	(44)	(257)	(256)	(467)	(475)	(316)	(588)
Free cash flow	$309,658	$290,574	$1,963	$(4,600)	$9,716	$151,110	$(150,625)	$10,602
TTM cash flow provided by operations	$635,203	$332,664	$192,569	$31,988	$40,550
TTM free cash flow (2)	$597,595	$297,653	$158,189	$5,601	$20,803
1.Includes $21.7 million and $38.0 million of interest payments on our outstanding debt, net of cash received on the settlement of interest rate swap derivatives, for the three months ended June 30, 2026 and 2025, respectively.
2.Seasonal trends in our GMS and the timing of major events throughout the year impact free cash flow for any given quarter and can vary year to year. Trailing 12 months (“TTM”) free cash flow provides a longer-term view of our business that is less impacted by the seasonality of GMS and seller payments.
Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $1,693.1 million. Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less when purchased, and are primarily comprised of cash in banks, money market funds and cash held at online payment companies, which excludes $25.5 million of restricted cash.
On September 29, 2025, we made an early principal payment related to the 2024 USD Term Loan of $750.0 million in connection with, and using proceeds from, the IPO. The paydown on September 29, 2025 was applied first to eliminate all remaining principal amortization payments that were scheduled to be paid on the principal balance of the 2024 USD Term Loan, beginning on September 30, 2025. On December 16, 2025, we made an early principal payment on the 2024 USD Term Loan of $150.0 million. Additionally, on May 5, 2026, we made an early principal payment on the 2024 USD Term Loan of $100.0 million, and on July 10, 2026, we made a further early principal payment on the 2024 USD Term Loan of $100.0 million.
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

Credit Facilities
On March 15, 2024, we entered into the fourth amendment to the Credit Agreement to refinance the USD Term Loan B, USD Term Loan B2, Euro Term Loan B and Revolving Credit Facility (the “Refinancing”). As a result of the Refinancing, the refinanced Euro Term Loan B (the “2024 Euro Term Loan”) has a maturity date of March 2030, aggregate principal balance €452.4 million and an interest rate equal to EURIBOR, subject to a floor of 0.00%, plus 5.00%. As of June 30, 2026, the interest rate for the 2024 Euro Term Loan was 7.18%. In addition, as a result of the Refinancing, the outstanding principal balance of each of the USD Term Loan B and USD Term Loan B2 were consolidated into one loan (the “2024 USD Term Loan” and together with the 2024 Euro Term Loan and the Revolving Credit Facility, the “Credit Facilities”). The 2024 USD Term Loan has a maturity date of March 2030, initial aggregate principal balance of $1,952.6 million and an interest rate equal to SOFR, subject to a floor of 0.00%, plus 4.75%. As of June 30, 2026, the interest rate for the 2024 USD Term Loan was 8.39%. After six months following the effective date of the Refinancing, we have an option to prepay part or all of both the 2024 USD Term Loan and the 2024 Euro Term Loan prior to maturity without penalty. On June 24, 2024, we repaid $24.0 million of the outstanding principal of the 2024 USD Term Loan. On September 29, 2025, we made an early principal payment related to the 2024 USD Term Loan of $750.0 million in connection with, and using proceeds from, the IPO. The paydown on September 29, 2025 was applied first to eliminate all remaining principal amortization payments that were scheduled to be paid on the principal balance of the 2024 USD Term Loan, beginning on September 30, 2025. On December 16, 2025, the Company made an early principal payment on the 2024 USD Term Loan of $150.0 million. Additionally, on May 5, 2026, we made an early principal payment on the 2024 USD Term Loan of $100.0 million, and on July 10, 2026, we made a further early principal payment on the 2024 USD Term Loan of $100.0 million. The principal balance of the 2024 USD Term Loan was $904.2 million as of June 30, 2026.
The Revolving Credit Facility initially allowed for an initial aggregate principal amount of $125.0 million, including: (i) a $30.0 million letter of credit sublimit and (ii) a $30.0 million swingline loan sublimit. On March 13, 2023, as part of the SOFR Amendment, the interest rate per annum for the Revolving Credit Facility was amended to equal to SOFR, subject to a floor of 0.00%, plus 3.61448%. On March 15, 2024, as part of the Refinancing, we extended the maturity date of the Revolving Credit Facility from February 2025 to March 2028. On June 27, 2024, we entered into the fifth amendment (as amended) to the Credit Agreement to increase the commitment under the Revolving Credit Facility, subject to certain conditions, including the occurrence of an initial public offering. On September 29, 2025, the Company met the conditions, including the occurrence of a Qualified IPO, under Amendment No. 5 related to the Revolving Credit Facility that increased the aggregate principal amount to $565.0 million, including: (i) a $120.0 million letter of credit sublimit and (ii) a $60.0 million swingline loan sublimit. The maturity date for the Revolving Credit Facility was also extended from March 2028 to September 2030. As of June 30, 2026, there were outstanding standby letters of credit in an aggregate amount of $42.9 million under the Revolving Credit Facility that we issued in connection with our appeal bond for a litigation matter and office leases. During and as of the six months ended June 30, 2026, no amounts have been drawn on the letters of credit. The available balance under the letter of credit sublimit for Revolving Credit Facility was $77.1 million as of June 30, 2026.
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
As of June 30, 2026, we had $1,419.8 million outstanding under our term loan Credit Facilities. As of June 30, 2026, there were no outstanding amounts drawn on the Revolving Credit Facility.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$620,275	$177,641
Net cash used in investing activities	$(20,043)	$(16,815)
Net cash (used in) provided by financing activities	$(138,516)	$67,920

Cash Flows from Operating Activities
For the six months ended June 30, 2026, net cash provided by operating activities was $620.3 million, primarily resulting from net income of $62.7 million, after consideration of non-cash charges of $77.4 million. Net cash inflows from the change in net operating assets and liabilities of $480.2 million were primarily due to a $472.5 million increase in payments due to buyers and sellers driven by growth in GMS. The non-cash items included in our net income for the six months ended June 30, 2026 relate primarily to stock-based compensation charges of $100.0 million.
For the six months ended June 30, 2025, net cash provided by operating activities was $177.6 million, which consisted of a net loss of $76.0 million, after consideration of non-cash charges of $95.6 million. Net cash inflows from the change in net operating assets and liabilities of $158.0 million were primarily due to a $160.7 million increase in payments due to buyers and sellers driven by improvements in GMS, a $42.7 million increase in other non-current liabilities, which were partially offset by a $15.9 million decrease in accounts payable. The non-cash items included in our net loss for the six months ended June 30, 2025 relate primarily to unrealized foreign exchange losses of $86.9 million and amortization of intangibles of $11.5 million, which was partially offset by $30.7 million of increase in deferred income tax assets.
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2026 was $20.0 million, which was primarily related to capitalized software development costs.
Net cash used in investing activities during the six months ended June 30, 2025 was $16.8 million, which was primarily related to capitalized software development costs.
Cash Flows from Financing Activities
Net cash used in financing activities during the six months ended June 30, 2026 was $138.5 million, which was primarily comprised of repayment of long-term debt obligations of $100.0 million and payment of tax withholding obligations on vested equity awards of $36.3 million.
Net cash provided by financing activities during the six months ended June 30, 2025 was $67.9 million, which was primarily comprised of proceeds from the issuance of Series N redeemable preferred stock of $50.0 million and proceeds from the issuance of Series O redeemable preferred stock of $30.5 million, partially offset by the repayment of long-term debt obligations of $9.8 million.
Contractual Obligations
There were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Off-Balance Sheet Arrangements
As of June 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Risk
Our exposure to interest rate risk is influenced primarily by changes in interest rates on interest payments related to our Credit Facilities. We had $1,419.8 million outstanding under our Credit Facilities as of June 30, 2026. See Note 9, “Long-Term Debt Obligations” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. When deemed appropriate, we manage our risk from interest rate fluctuations through the use of derivative instruments, such as interest rate swaps to establish fixed rates on variable rate debt.
We entered into several fixed interest rate swap contracts to address the variable interest rate risk on our term loan debt. These interest rate swaps had the economic effect of modifying the variable interest obligations based on SOFR and EURIBOR, each plus a spread associated with $1,419.8 million of the long-term debt so that the interest payable on these effectively became fixed. These fixed interest rate swap contracts are due to mature in February 2027. See Note 11, “Interest Rate Derivatives” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
As of June 30, 2026, after taking into account the effect of our interest rate swap agreements that were in effect as of such date, all of our long-term debt then outstanding was at a fixed interest rate. A hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements.
We had cash and cash equivalents of $1,693.1 million as of June 30, 2026. Cash and cash equivalents consist primarily of cash in banks, money market funds and cash held at online payment companies. Our cash and cash equivalents are held for working capital purposes and such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
Transaction Risk
Movements in currency exchange rates affect the remeasurement of monetary assets to be received or liabilities to be paid for the settlement of a transaction denominated in a currency other than the functional currency, commonly referred to as foreign currency transaction risk. Remeasurement of such amounts are reported as foreign currency gains (losses) in our condensed consolidated statements of operations. Our 2024 Euro Term Loan obligation is exposed to foreign currency transaction risk, thus changes in the euro to U.S. dollar exchange rate will cause foreign currency gains or losses. A hypothetical 10% change in the euro to U.S. dollar exchange rate applied to the 2024 Euro Term Loan obligation as of June 30, 2026 would have resulted in a $51.6 million change to foreign currency losses or gains as reported in our condensed consolidated statement of operations for the six months ended June 30, 2026. Excluding the impact to our 2024 Euro Term Loan, a hypothetical 10% change in foreign currency exchange rates applied to net monetary assets and liabilities as of June 30, 2026 denominated in currencies other than their functional currencies would not have had a material impact on our condensed consolidated financial results. At this time, we do not, but we may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency transaction risk. Accordingly, we expect foreign currency transaction risk to continue to impact our financial results, especially as it relates to our euro denominated 2024 Euro Term Loan.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026 due to material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weaknesses
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As disclosed in Part II, Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2025, we have identified material weaknesses in our internal control over financial reporting, which continued to exist as of June 30, 2026. In particular:
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As previously disclosed, we and certain of our officers and directors are among the defendants in a putative securities class action filed on November 24, 2025 in the U.S. District Court for the Southern District of New York (Salabaj v. StubHub Holdings, Inc., et al., Case No. 1:25-cv-09776-JMF (S.D.N.Y. Nov. 24, 2025) (the “Securities Class Action”)). In November 2025, the plaintiff brought claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”) on behalf of a putative class of persons and entities who purchased or otherwise acquired our common stock issued pursuant and/or traceable to the registration statement and prospectus issued in connection with our September 2025 IPO. Following the lead plaintiff appointment process, plaintiffs filed a consolidated amended complaint on April 6, 2026. The complaint generally alleges that the registration statement on Form S-1 (File No. 333-286000), as amended (the “Registration Statement”), and final prospectus filed with the SEC on September 17, 2025 pursuant to Rule 424(b)(4) under the Securities Act, in connection with our IPO (the “Prospectus”) contained false or misleading statements and/or failed to disclose certain information concerning, among other things, (i) our near-term market opportunity in the original issuance market, including the readiness of our open distribution platform for broad adoption and imminency of our expansion into this market, (ii) our near-term growth prospects for advertising and (iii) our free cash flow and other financial metrics. We deny each of these claims and, on June 5, 2026, we filed a motion to dismiss the Securities Class Action. On June 9, 2026, the U.S. District Court for the Southern District of New York entered an order giving plaintiffs an opportunity to amend their complaint to address issues raised in the motion to dismiss. The plaintiffs filed a second amended complaint on June 26, 2026. The second amended complaint asserts the same claims under Sections 11, 12(a)(2), and 15 of the Securities Act. We deny all claims asserted in the second amended complaint and intend to move to dismiss all such claims. We have also been named as a nominal defendant in related derivative actions filed on December 9 and December 17, 2025, and April 10, 2026, in the U.S. District Court for the Southern District of New York (Junco v. Baker, et al., Case No. 2:25-cv-10208-JMF (S.D.N.Y. Dec. 9, 2025) (the “Junco Action”), Cohen v. Baker, et al., Case No. 1:25-cv-10445-JMF (S.D.N.Y. Dec. 17, 2025) (the “Cohen Action”), and Chen v. Baker, et al., Case No. 1:26-cv-02986-JMF (S.D.N.Y. Apr. 10, 2026) (the “Chen Action”), respectively), on March 11, 2026 in the Court of Chancery in the State of Delaware (Karten v. Baker, et al., C.A. No. 2026-0337-BWD (Del. Ch. Mar. 11, 2026) (the “Karten Action”)), and on July 23, 2026 in the Supreme Court of the State of New York, County of New York (Morales v. Baker, et al., Index No. 654313/2026 (Sup. Ct., N.Y. County July 23, 2026) (the “Morales Action”)). The derivative plaintiffs seek monetary damages and declaratory relief for alleged breaches of fiduciary duties, breaches of fiduciary duty for insider trading, misappropriation of information, waste of corporate assets, aiding and abetting, unjust enrichment, abuse of control, gross mismanagement and/or for contribution against certain of our officers and/or directors pursuant to Section 11(f) of the Securities Act and Section 21D of the Exchange Act. The Junco, Cohen, and Chen Actions have been consolidated into one action and are presently stayed. The Karten and Morales Actions are also presently stayed.
Item 1A. Risk Factors
The Company has disclosed under the heading “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2025 risk factors which materially affect its business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the quarter ended June 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K, except as described below.
On June 10, 2026, Connie James, the Company’s Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell, subject to certain conditions, up to 379,378 shares of our Class A common stock. Sales may be made under this trading plan through March 25, 2027, for a duration of 288 days.
On June 11, 2026, Scott Fitzgerald, the Company’s Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell, subject to certain conditions, up to 149,804 shares of our Class A common stock. Sales may be made under this trading plan through March 11, 2027, for a duration of 273 days.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report are incorporated herein by reference or are filed or furnished with this Quarterly Report, in each case as indicated herein.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Letter Agreement between the Registrant and Artem Yegorov, dated June 22, 2026	8-K	001-42846	10.1	June 26, 2026
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					x
101.SCH	Inline XBRL Taxonomy Extension Schema Document					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					x
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101					x

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

STUBHUB HOLDINGS, INC.

Date: August 12, 2026	By:	/s/ Eric H. Baker
Eric H. Baker
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Connie James
Connie James
Chief Financial Officer
(Principal Financial Officer)