Form 10-Q
period 2026-09-30
StubHub Holdings, Inc.
filed 2026-11-12
CIK 1337634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
———————
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2026, the registrant had outstanding 360,445,074 shares of Class A common stock and 24,750,000 shares of Class B common stock, each with a par value of $0.001.

STUBHUB HOLDINGS, INC.
Form 10-Q

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements about StubHub Holdings, Inc. (the “Company,” “we,” “our” or “us”) and our industry that involve substantial risks and uncertainties. These forward-looking statements reflect our current views with respect to, among other things, future events and our future business, financial condition and results of operations. These statements are often, but not always, made through the use of words or phrases such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will” and “would” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The following important factors, in addition to those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

		September 30,	December 31,
		2026	2025
Assets
Current assets:
Cash and cash equivalents		$1,167,227	$1,241,587
Accounts receivable		11,436	6,909
Inventory		1,716	9,228
Prepaid expenses and other current assets	(Note 4)	79,895	37,924
Total current assets		1,260,274	1,295,648
Non-current assets:
Property and equipment, net	(Note 5)	143,189	73,254
Trademarks and trade names	(Note 6)	864,800	864,800
Other intangible assets, net	(Note 6)	23,419	38,243
Goodwill		2,686,701	2,686,701
Restricted cash		12,878	17,543
Deferred tax assets	(Note 16)	2,060	2,083
Other non-current assets	(Note 7)	54,680	75,781
Total assets		$5,048,001	$5,054,053
Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable		$85,853	$71,087
Payments due to buyers and sellers		860,735	845,892
Accrued expenses and other current liabilities (including zero and $17,894 under the fair value option, respectively)	(Note 8)	362,812	334,305
Total current liabilities		1,309,400	1,251,284
Non-current liabilities:
Long-term debt obligations, non-current	(Note 9)	1,297,585	1,506,957
Deferred tax liabilities	(Note 16)	103,001	93,226
Other non-current liabilities	(Note 10)	200,914	260,971
Total liabilities		2,910,900	3,112,438
Commitments and contingencies	(Note 12)
Redeemable preferred stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 490,000 and 794,893 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; aggregate liquidation preference of $736,149 and $1,027,583 as of September 30, 2026 and December 31, 2025, respectively	(Note 13)	454,350	758,027
Stockholders’ equity:
Class A common stock, $0.001 par value; 3,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 357,434,430 and 321,320,641 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively		357	321
Class B common stock, $0.001 par value; 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 24,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025		25	25
Additional paid-in capital		4,971,291	4,522,498
Accumulated other comprehensive income		25,460	71,347
Accumulated deficit		(3,314,382)	(3,410,603)
Total stockholders’ equity		1,682,751	1,183,588
Total liabilities, redeemable preferred stock, and stockholders’ equity		$5,048,001	$5,054,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Revenue		$501,953	$468,113	$1,521,066	$1,296,015
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)		73,546	100,514	243,953	238,102
Operations and support		15,117	22,508	48,853	48,634
Sales and marketing		228,158	281,136	728,152	735,246
General and administrative		134,154	1,425,733	386,137	1,571,161
Depreciation and amortization		8,703	6,411	26,411	19,167
Total costs and expenses		459,678	1,836,302	1,433,506	2,612,310
Income (loss) from operations		42,275	(1,368,189)	87,560	(1,316,295)
Interest income		9,161	12,912	31,923	31,579
Interest expense		(21,502)	(35,360)	(60,970)	(121,665)
Other income, net		—	4,904	—	4,552
Foreign currency gains (losses)		2,460	(1,133)	26,914	(86,303)
Loss on extinguishment of debt		(1,804)	(15,454)	(3,681)	(15,454)
Gains on derivatives		760	1,471	7,050	637
Total other income (expense), net		(10,925)	(32,660)	1,236	(186,654)
Income (loss) before income taxes		31,350	(1,400,849)	88,796	(1,502,949)
Benefit for income taxes	(Note 16)	2,219	106,240	7,425	132,328
Net income (loss)		33,569	(1,294,609)	96,221	(1,370,621)
Net income (loss) attributable to common stockholders	(Note 18)	$18,561	$(1,331,317)	$51,058	$(1,443,132)

Net income (loss) per share attributable to common stockholders:
Basic	(Note 18)	$0.05	$(4.27)	$0.14	$(4.70)
Diluted	(Note 18)	$0.05	$(4.27)	$0.11	$(4.71)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	(Note 18)	383,574,880	311,633,848	373,969,205	306,981,026
Diluted	(Note 18)	388,353,318	312,956,375	384,022,801	307,421,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$33,569	$(1,294,609)	$96,221	$(1,370,621)
Other comprehensive income (loss):
Foreign currency translation adjustments	(53)	(284)	(1,082)	580
Unrealized loss on cash flow hedge, net of tax (expense) benefit of $(5,955), $8,038, $(20,912) and $16,765, respectively	(13,629)	(21,206)	(44,805)	(48,204)
Total other comprehensive loss	(13,682)	(21,490)	(45,887)	(47,624)
Comprehensive income (loss)	$19,887	$(1,316,099)	$50,334	$(1,418,245)
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

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY - continued
(In thousands, except share data)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	794,893	$758,027	346,070,641	$346	$4,522,498	$71,347	$(3,410,603)	$1,183,588
Net income	—	—	—	—	—	—	48,045	48,045
Other comprehensive loss, net of tax	—	—	—	—	—	(16,733)	—	(16,733)
Issuance of Class A common stock upon exercise of stock options	—	—	57,500	—	32	—	—	32
Conversion of Series M redeemable preferred stock to Class A common stock	—	—	1,322,527	2	9,861	—	—	9,863
Conversion of Series N redeemable preferred stock to Class A common stock	(50,000)	(49,761)	2,340,425	2	49,759	—	—	49,761
Conversion of Series O redeemable preferred stock to Class A common stock	(254,893)	(253,916)	11,931,135	12	253,904	—	—	253,916
Stock-based compensation	—	—	—	—	37,729	—	—	37,729
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings on settlement	—	—	12,003,661	12	(2,620)	—	—	(2,608)
Balance as of March 31, 2026	490,000	$454,350	373,725,889	$374	$4,871,163	$54,614	$(3,362,558)	$1,563,593
Net income	—	—	—	—	—	—	14,607	14,607
Other comprehensive loss, net of tax	—	—	—	—	—	(15,472)	—	(15,472)
Issuance of Class A common stock upon exercise of stock options, net of tax withholding on settlement	—	—	525,051	—	(4,266)	—	—	(4,266)
Stock-based compensation	—	—	—	—	96,736	—	—	96,736
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings on settlement	—	—	5,768,276	6	(31,710)	—	—	(31,704)
Balance as of June 30, 2026	490,000	$454,350	380,019,216	$380	$4,931,923	$39,142	$(3,347,951)	$1,623,494
Net income	—	—	—	—	—	—	33,569	33,569
Other comprehensive loss, net of tax	—	—	—	—	—	(13,682)	—	(13,682)
Issuance of Class A common stock upon exercise of stock options, net of tax withholding on settlement	—	—	43,958	—	49	—	—	49
Stock-based compensation	—	—	—	—	54,014	—	—	54,014
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings on settlement	—	—	2,121,256	2	(14,695)	—	—	(14,693)
Balance as of September 30, 2026	490,000	$454,350	382,184,430	$382	$4,971,291	$25,460	$(3,314,382)	$1,682,751
The accompanying notes are an integral part of these condensed consolidated financial statements.

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$96,221	$(1,370,621)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,315	1,829
Amortization of intangible assets	15,096	17,338
Stock-based compensation	142,556	1,412,779
Amortization of debt issuance costs	3,728	6,535
Losses on derivatives	17,174	7,602
Amortization of unrealized losses on cash flow hedge	(23,893)	(23,924)
Unrealized foreign exchange (gains) losses	(29,010)	87,647
Loss on extinguishment of debt	3,681	15,454
Deferred income taxes	(11,205)	(135,458)
Fair value change for preferred stocks and preferred stock bifurcated derivatives	(8,031)	15,825
Other	1,702	6,840
Changes in operating assets and liabilities:
Accounts receivable	(4,647)	(491)
Inventory	7,512	7,302
Prepaid expenses and other current assets	(24,703)	(8,125)
Other non-current assets	(3,080)	(1,667)
Operating lease right-of-use assets	3,501	3,359
Accounts payable	18,193	(49,937)
Payments due to buyers and sellers	25,878	131,165
Accrued expenses and other current liabilities	(50,736)	26,600
Other non-current liabilities	38,424	33,839
Operating lease liabilities	(8,179)	(2,455)
Net cash provided by operating activities	221,497	181,436
Cash flows from investing activities:
Capitalized software development costs	(30,462)	(22,842)
Purchases of property and equipment	(630)	(1,170)
Purchases of intangible assets	(271)	(1,198)
Net cash used in investing activities	(31,363)	(25,210)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	758,000
Proceeds from issuance of Class A common stock upon exercise of stock options and warrants	190	59
Proceeds from issuance of Series N redeemable preferred stock	—	50,000
Proceeds from issuance of Series O redeemable preferred stock	—	254,893
Repurchase and retirement of Class A common stock	—	(1,000)
Repayment of long-term debt obligations	(200,000)	(759,763)
Payments of tax withholding obligations on vested equity awards	(53,098)	(81,607)
Payments of deferred offering costs	(2,407)	(10,050)
Proceeds from partial interest rate swap termination	3,350	14,010
Net cash (used in) provided by financing activities	(251,965)	224,542
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,798)	12,723
Net (decrease) increase in cash, cash equivalents, and restricted cash	(64,629)	393,491
Cash, cash equivalents, and restricted cash at beginning of period	1,259,130	1,015,912
Cash, cash equivalents, and restricted cash at end of period	$1,194,501	$1,409,403

STUBHUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,167,227	$1,392,458
Restricted cash in prepaid expenses and other current assets	14,396	352
Restricted cash	12,878	16,593
Total cash, cash equivalents, and restricted cash	$1,194,501	$1,409,403
Supplemental cash flow information
Cash paid for:
Interest	$88,730	$159,442
Non-cash investing and financing activities:
Stock-based compensation capitalized in development of capitalized software	$47,771	$28,342
Deferred offering costs accrued, unpaid	$—	$4,335
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
The interim condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 and the condensed consolidated statements of operations, comprehensive income (loss), redeemable preferred stock, redeemable common stock, and stockholders' equity, and cash flows for the three and nine months ended September 30, 2026 and 2025, and the accompanying notes are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of the Company’s financial position, results of operations and cash flows for interim periods. Interim results are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025.
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
Ticketing marketplaces, including the Company’s platform, have general terms and conditions that require a refund to the buyer for the total amount of their ticket purchase, inclusive of transaction fees, if an event is canceled or tickets are invalid. The Company determined this is not considered a separate performance obligation, but rather a stand-ready obligation to provide a return. Therefore, it is deemed an element of variable consideration, which could result in a reduction to revenue.
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

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recorded liabilities as of September 30, 2026 and December 31, 2025 of $110.1 million and $98.5 million, respectively, for refunds payable to buyers for events that were canceled within payments due to buyers and sellers on the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the Company recorded $17.6 million and $11.0 million, respectively, for events expected to be canceled within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Payments Due to Buyers and Sellers—Payments due to buyers and sellers represents refunds payable to buyers and payments due to sellers. Refunds payable to buyers represents the amount of refunds the Company owes buyers for previously canceled events where payments have already been received from buyers. Payments due to sellers represent the amount of funds the Company owes sellers from transactions that have been processed with a buyer but have not yet been remitted to the seller. The Company had refunds payable to buyers of $110.1 million and $98.5 million and payments due to sellers of $750.7 million and $747.4 million as of September 30, 2026 and December 31, 2025, respectively, within payments due to buyers and sellers. In addition, the Company had payments due to sellers of $3.6 million and $0.5 million within other non-current liabilities as of September 30, 2026 and December 31, 2025, respectively.
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
3.FAIR VALUE MEASUREMENTS
The Company measures and records certain financial assets and liabilities, including money market funds, derivative interest rate contracts and Series M Redeemable Preferred Stock (“Series M”) at fair value on a recurring basis. Changes in fair value for Series I Redeemable Preferred Stock (“Series I”) bifurcated derivative, Series J Redeemable Preferred Stock (“Series J”) and Series M are presented as a component of interest expense in the condensed consolidated statements of operations. For the three months ended September 30, 2026 and 2025, the changes in fair value of Series I bifurcated derivative, Series J and Series M, to the extent the redeemable preferred stock or bifurcated derivative was issued and outstanding, resulted in zero and $11.4 million of interest expense, respectively, and $8.0 million reduction of interest expense and $15.8 million of interest expense for the nine months ended September 30, 2026 and 2025, respectively.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following are the categories of assets and liabilities measured at fair value on a recurring basis according to the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$42,653	$—	$—	$42,653
Total	$42,653	$—	$—	$42,653

Other current assets
Derivative interest rate contracts	$—	$13,493	$—	$13,493
Total	$—	$13,493	$—	$13,493

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$268,854	$—	$—	$268,854
Total	$268,854	$—	$—	$268,854

Other non-current assets
Derivative interest rate contracts	$—	$34,356	$—	$34,356
Total	$—	$34,356	$—	$34,356

Other current liabilities
Series M redeemable preferred stock	$—	$(17,894)	$—	$(17,894)
Total	$—	$(17,894)	$—	$(17,894)
In March 2026, the Company’s Series M was converted into shares of Class A common stock in accordance with its terms. As a result, this instrument was derecognized and is no longer included in the fair value hierarchy as of September 30, 2026.
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
Long-term debt obligations are recorded at carrying value. The fair values of the 2024 Euro Term Loan and the 2024 USD Term Loan as of September 30, 2026 were €459.2 million and $817.3 million, respectively. The Company’s term loans are classified within Level 2 of the fair value hierarchy. See Note 9—Long-Term Debt Obligations for more information.
There were no transfers of financial instruments into or out of Level 3 during the nine months ended September 30, 2026 and 2025.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Derivative interest rate contracts	$13,493	$—
Prepaid expenses	30,016	17,374
Seller receivables, net	14,267	3,603
Other current assets	22,119	16,947
Total	$79,895	$37,924
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Capitalized internal-use software	$153,978	$73,175
Computer hardware	4,850	4,386
Office furniture equipment	159	159
Leasehold improvements	753	791
Gross property and equipment	159,740	78,511
Less: Accumulated depreciation and amortization	(16,551)	(5,257)
Property and equipment, net	$143,189	$73,254
Depreciation and amortization expense on the Company’s property and equipment was $4.9 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $11.3 million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.INTANGIBLE ASSETS, NET
Intangible assets, net as of September 30, 2026 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (Years)
Trademarks and trade names	$864,800	$—	$864,800	Indefinite
Supplier relationships	160,740	(138,044)	22,696	8.0
Other definite-lived intangibles	5,518	(4,795)	723	2.0
Total	$1,031,058	$(142,839)	$888,219	7.9
Intangible assets, net as of December 31, 2025 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (Years)
Trademarks and trade names	$864,800	$—	$864,800	Indefinite
Supplier relationships	160,740	(124,072)	36,668	8.0
Other definite-lived intangibles	5,246	(3,671)	1,575	2.0
Total	$1,030,786	$(127,743)	$903,043	7.9
Amortization expense for intangible assets was $3.8 million and $5.8 million for the three months ended September 30, 2026 and 2025, respectively, and $15.1 million and $17.3 million for the nine months ended September 30, 2026 and 2025, respectively.
7.OTHER NON-CURRENT ASSETS
Other non-current assets were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Derivative interest rate contracts	$—	$34,356
Right-of-use assets	27,206	21,074
Long-term tax receivables	15,653	12,607
Other	11,821	7,744
Total	$54,680	$75,781

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Indirect taxes payable	$118,745	$39,425
Accrued marketing expenses	81,017	84,402
Accrued professional fees	23,087	12,579
Legal settlements accrual	21,871	57,968
Accrued sponsorship fees	19,202	25,747
Buyer refund liability for events expected to be canceled	17,566	10,950
Accrued and deferred compensation	15,652	16,627
Gift card liability	9,969	10,654
Other taxes payable	2,414	1,526
Uncertain tax positions	1,985	4,559
Income taxes payable	503	4,277
Series M redeemable preferred stock (fair value option)	—	17,894
Other	50,801	47,697
Total	$362,812	$334,305
9.LONG-TERM DEBT OBLIGATIONS
Long-term debt obligations were as follows (in thousands):

	September 30,	December 31,
	2026	2025
2024 Euro Term Loan	$513,816	$531,041
2024 USD Term Loan	804,187	1,004,187
Principal amount—senior credit facilities	1,318,003	1,535,228
Less: Original issuance discounts and unamortized debt issuance costs	(20,418)	(28,271)
Total long-term debt obligations—net of original issuance discounts and unamortized debt issuance costs	$1,297,585	$1,506,957
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
On February 27, 2020, following the close of the Euro Term Loan B borrowing, the Company entered into a pay fixed, receive floating interest rate swap that fixed the Company’s floating rate exposure on its Euro Term Loan B. The combined economic effect of the swap and the Euro Term Loan B is to fix the variable rate component of the overall transaction to 0.23%. See Note 11—Interest Rate Derivatives for more information.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On March 15, 2024, the Company refinanced the outstanding balance of the Euro Term Loan B under Amendment No. 4. Refer below regarding 2024 Euro Term Loan for more information.
2024 Euro Term Loan—The new term loan has an aggregate principal of €452.4 million (“2024 Euro Term Loan”). The proceeds of the 2024 Euro Term Loan were utilized to repay the Euro Term Loan B outstanding immediately prior to March 15, 2024, including accrued interest thereon and to pay fees, expenses and premiums of €4.8 million incurred in connection with the refinancing. Through the amendment, the Company extinguished the Euro Term Loan B held by certain syndicate lenders (the “Euro Syndicate”). For the remainder, the Euro Syndicate continued as lenders in a new syndicate under the new 2024 Euro Term Loan (the “2024 Euro Syndicate”) which was accounted for as a debt modification. The 2024 Euro Syndicate also includes a number of new lenders that were not part of the Euro Syndicate. The Company recognized a $1.2 million loss on extinguishment of debt associated with a partial write-off of the unamortized debt discount under the Euro Term Loan B for those lenders who did not participate in the 2024 Euro Term Loan or had their loans partially redeemed for cash.
The 2024 Euro Term Loan matures on March 15, 2030 and prepayments of the loan within six months of March 15, 2024 are subject to a 1% prepayment premium. The 2024 Euro Term Loan interest rate per annum is equal to EURIBOR, subject to a floor of 0.00%, plus 5.00%. The EURIBOR rate plus 5.00% was 7.48% as of September 30, 2026. The combination of the stated interest rates and amortization of original issue discounts and debt issuance costs resulted in an effective interest rate of 7.93% for the nine months ended September 30, 2026.
At the time of issuance, the 2024 Euro Term Loan had a carrying value of $493.0 million USD. The exchange rate gains (losses) of $1.8 million USD and $(1.3) million USD have been recognized within foreign currency gains (losses) in the condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025, respectively, and $17.2 million USD and $(60.4) million USD for the nine months ended September 30, 2026 and 2025, respectively, and inclusive of the unrealized losses prior to the refinancing on March 15, 2024.
The Company will continue to use the pay fixed, receive floating interest rate swap that previously fixed the Company’s floating rate exposure on Euro Term Loan B to continue to fix the floating rate exposure on the 2024 Euro Term Loan to 0.23% through February 2027. See Note 11—Interest Rate Derivatives for more information.
USD Term Loan B—The USD Term Loan B initially consisted of a $1,700.0 million USD-denominated loan. The loan’s initial maturity date was in February 2027 and the Company had an option to prepay part or all of the loan prior to maturity without penalty. The Company was required to repay 0.25% of the aggregate $1,700.0 million principal amount borrowed on a quarterly basis.
The loan interest rate per annum was equal to SOFR, subject to a floor of 0.00%, plus 3.61%. The combination of the stated interest rates, and amortization of original issue discounts and debt issuance costs resulted in an effective interest rate of 7.29% for the three months ended March 31, 2024 prior to the refinancing.
On February 27, 2020, following the close of the USD Term Loan B borrowing, the Company entered into a pay fixed, receive floating interest rate swap that fixed the Company’s floating rate exposure on its USD Term Loan B. The combined economic effect of the swap and the USD Term Loan B is to fix the variable rate component of the overall transaction to 1.38%. This swap was designated as a cash flow hedge. See Note 11—Interest Rate Derivatives for more information.
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
The loan interest rate per annum was equal to SOFR, subject to a floor of 0.50%, plus 4.36%. This resulted in an effective interest rate of 9.93% for the three months ended March 31, 2024 prior to the refinancing.

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
The 2024 USD Term Loan interest rate per annum is equal to SOFR, subject to a floor of 0.00%, plus 4.75%. The SOFR rate plus 4.75% was 8.65% as of September 30, 2026. The combination of the stated interest rates and amortization of original issue discounts and debt issuance costs resulted in an effective interest rate of 9.49% for the nine months ended September 30, 2026.
On March 15, 2024, in connection with the 2024 USD Term Loan amendment discussed above, the Company dedesignated the cash flow hedge on the USD Term Loan B and redesignated the pay fixed, receive floating interest rate swap as a cash flow hedge on the 2024 USD Term Loan to reflect the updated terms of the amendment. The hedge fixes the Company’s floating rate exposure on the 2024 USD Term Loan to 1.26% through February 13, 2027. See Note 11—Interest Rate Derivatives for more information.
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
On both May 5, 2026 and July 10, 2026, the Company made additional early principal payments of $100.0 million, each related to the 2024 USD Term Loan. The Company recognized $1.8 million and $3.7 million losses on extinguishment of debt associated with a partial write-off of the unamortized debt discounts and issuance costs during the three and nine months ended September 30, 2026, respectively.
Revolving Credit Facility—The Revolving Credit Facility allows for an initial aggregate principal amount of $125.0 million including: (i) a $30.0 million letter of credit sublimit and (ii) a $30.0 million swingline loan sublimit. The initial maturity date of the Revolving Credit Facility was in February 2025.
The interest rate per annum on borrowings under the Revolving Credit Facility is equal to SOFR, subject to a floor of 0.00%, plus 3.61%.
On March 15, 2024, Amendment No. 4 was executed to extend the maturity date on the Revolving Credit Facility from February 2025 to March 2028.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On September 29, 2025, the Company met the conditions, including the occurrence of a Qualified IPO, under Amendment No. 5, that increased the aggregate principal amount of the Revolving Credit Facility to $565.0 million, including: (i) a $120.0 million letter of credit sublimit, and (ii) a $60.0 million swingline loan sublimit until its maturity date. The maturity date was also extended from March 2028 to September 2030. As of September 30, 2026, there were outstanding standby letters of credit under the Revolving Credit Facility in an aggregate amount of $18.3 million issued in connection with the Company’s office leases. During and as of the nine months ended September 30, 2026, no amounts have been drawn on the letters of credit. The available balance under the letter of credit sublimit for the Revolving Credit Facility was $101.7 million as of September 30, 2026.
During and as of the nine months ended September 30, 2026, no amount was outstanding on the Revolving Credit Facility.
Future Maturities—Future maturities of long-term debt obligations as of September 30, 2026 are as follows (in thousands):

Amount
Remainder of 2026	$—
2027	—
2028	—
2029	—
2030	1,318,003
Thereafter	—
Total	$1,318,003
Debt Covenants—The Company was in compliance with all of its financial covenants as of September 30, 2026 and December 31, 2025. The Company’s credit facilities contain customary representations and warranties, affirmative covenants, reporting obligations and negative covenants. The negative covenants restrict the Company and its subsidiaries’ ability, among other things, to (subject to certain exceptions): incur additional debt, make certain investments and acquisitions, make prepayments of certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, transfer and sell material assets, merge or consolidate and pay dividends on and make distributions to equity interest holders outside of the consolidated group or make other payments in respect of its capital stock. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facilities becoming immediately due and payable.
The Company’s Revolving Credit Facility requires, in the event the outstanding revolving loans, swingline loans and (solely to the extent in excess of $10.0 million in the aggregate) outstanding but undrawn letters of credit that have not been cash collateralized exceed 35% of the aggregate revolving commitments, that the Company maintains a leverage ratio no greater than 5.7:1, as measured in accordance with the terms of the credit facilities. As of September 30, 2026 and December 31, 2025, the Company’s outstanding amounts under the Revolving Credit Facility were below the threshold required for the covenant to be applicable.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.OTHER NON-CURRENT LIABILITIES
Other non-current liabilities were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Sales and use tax payable	$156,502	$210,027
Uncertain tax positions	12,398	11,814
Other	32,014	39,130
Total	$200,914	$260,971
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
For derivative instruments that are not designated as hedging instruments, specifically the swaps hedging the EURIBOR component associated with the €452.4 million 2024 Euro Term Loan and SOFR component associated with the $804.2 million 2024 USD Term Loan, any change in fair value is reported within gains on derivatives during the period of the change in the condensed consolidated statements of operations. The notional amount of the 2024 Euro Term Loan interest rate swap was €452.4 million as of September 30, 2026 and December 31, 2025. The fair value asset of the 2024 Euro Term Loan interest rate swap was $4.8 million USD and $10.9 million USD as of September 30, 2026 and December 31, 2025, respectively. The notional amount of the 2024 USD Term Loan interest rate swap was $804.2 million and $1,004.2 million as of September 30, 2026 and December 31, 2025, respectively. The fair value asset of the 2024 USD Term Loan interest rate swap was $8.7 million and $23.5 million as of September 30, 2026 and December 31, 2025, respectively. The fair value of the interest rate swaps was recognized in prepaid expenses and other current assets as of September 30, 2026 on the condensed consolidated balance sheets, as the swaps mature in February 2027.
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
In connection with the Company's early principal payments related to the 2024 USD Term Loan that occurred in 2026, it became probable that certain forecasted transactions would not occur. As a result, the Company unwound the notional value of its interest rate swap associated with the 2024 USD Term Loan commensurate with these early principal payments and reclassified $1.7 million and $4.0 million from accumulated other comprehensive income to interest expense as a reduction of such interest expense during the three and nine months ended September 30, 2026, respectively. The Company determined that the remaining transactions that were hedged remain reasonably possible of occurring and, as a result, retained a balance in accumulated other comprehensive income of $14.0 million as of July 9, 2026.
Until it becomes probable that the forecasted cash transactions will not occur, amounts recorded in accumulated other comprehensive income before the Company discontinued cash flow hedge accounting will be reclassified to interest expense over the remaining life of the interest rate swap agreements.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the activity of derivative instruments previously designated as cash flow hedges, and the related tax effect, on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

Interest Rate Contract Previously Designated as Cash Flow Hedge
Balance as of December 31, 2025	$67,454
Amortization of unrealized loss (gain) on cash flow hedge reclassed to interest expense	(7,166)
Tax effect	(9,097)
Balance as of March 31, 2026	51,191
Amortization of unrealized loss (gain) on cash flow hedge reclassed to interest expense	(9,053)
Tax effect	(5,860)
Balance as of June 30, 2026	36,278
Amortization of unrealized loss (gain) on cash flow hedge reclassed to interest expense	(7,674)
Tax effect	(5,955)
Balance as of September 30, 2026	$22,649

Interest Rate Contract Previously Designated as Cash Flow Hedge
Balance as of December 31, 2024	$126,918
Loss recognized in other comprehensive income (loss)	(7,173)
Amortization of unrealized loss (gain) on cash flow hedge reclassed to interest expense	(1,819)
Other comprehensive loss (income) released to interest expense	(12,385)
Tax effect	5,610
Balance as of March 31, 2025	111,151
Loss recognized in other comprehensive income (loss)	(46)
Amortization of unrealized loss (gain) on cash flow hedge reclassed to interest expense	(1,840)
Other comprehensive loss (income) released to interest expense	(12,462)
Tax effect	3,117
Balance as of June 30, 2025	99,920
Gain recognized in other comprehensive income (loss)	16,400
Amortization of unrealized losses on cash flow hedge reclassed to interest expense	(20,265)
Other comprehensive loss (income) released to interest expense	(25,379)
Tax effect	8,038
Balance as of September 30, 2025	$78,714
The Company recognizes assets or liabilities at fair value of the estimated amounts it would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. These assets and liabilities are recognized as Level 2 within the fair value hierarchy as they are measured based on observable inputs. See Note 3—Fair Value Measurements for more information.
The Company estimates that $8.7 million of the balance in accumulated other comprehensive income (loss) as of September 30, 2026 will be reclassified as a benefit to interest expense during the next 12 months.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.COMMITMENTS AND CONTINGENCIES
As of September 30, 2026, the Company has future purchase commitments as follows (in thousands):

Purchase Commitments
Remainder of 2026	$9,999
2027	29,932
2028	17,184
2029	6,743
2030	7,000
Thereafter	—
Total minimum payments	$70,858
These purchase commitments consist primarily of contractual inventory costs, sponsorship fees and partnership fees, as well as vendor costs. Inventory costs are included in cost of revenue and sponsorship and partnership fees are included in sales and marketing expense reported in the condensed consolidated statements of operations. Sponsorship and partnership fees totaled $28.3 million and $26.4 million for the three months ended September 30, 2026 and 2025, respectively, and $85.0 million and $68.8 million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s purchase commitments for inventory represent the total amount of minimum proceeds that we agreed to remit to content rights holders in exchange for their agreement to list a certain number of original issuance tickets. Inventory costs totaled $5.6 million and $9.8 million for the three months ended September 30, 2026 and 2025, respectively, and $15.7 million and $27.9 million for the nine months ended September 30, 2026 and 2025, respectively.
Indirect Tax Contingencies—The Company evaluated its potential indirect tax obligations in various jurisdictions including U.S. states and foreign jurisdictions and determined instances where indirect tax contingencies exist.
The Company has estimated indirect tax liabilities where it may have a filing obligation and exposure for penalties and interests which were determined to be probable and estimable. As of September 30, 2026 and December 31, 2025, the Company had accrued $8.9 million and $17.9 million within accrued expenses and other current liabilities, respectively, and $101.2 million and $97.5 million within other non-current liabilities, respectively, related to transactional tax liabilities. Additionally, as of September 30, 2026 and December 31, 2025, the Company accrued $44.1 million and $42.0 million within other non-current liabilities for estimated tax liabilities, respectively, related to sellers withholding tax liabilities.
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
Litigation, Regulatory Proceedings and Other Legal Matters—As part of its normal operations, the Company is involved in legal and regulatory proceedings on an ongoing basis. Amounts accrued for legal and regulatory proceedings for which the Company believes a loss is probable and estimable were $115.3 million and $146.2 million as of September 30, 2026 and December 31, 2025, respectively, within accrued expenses and other current liabilities as well as other non-current liabilities on the condensed consolidated balance sheets.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company is party to a legal proceeding with Spotlight Ticket Management, Inc. (“Spotlight”), which alleged, among other things, that the Company underpaid certain of the commissions owed to Spotlight pursuant to their contractual agreements and intentionally interfered in Spotlight’s ongoing partnerships with other parties in an effort to adversely impact Spotlight’s business. The proceeding, entitled Spotlight Ticket Management, Inc. v. StubHub, Inc. et al, was filed in the Superior Court of the State of California on June 23, 2020. On May 24, 2024, a jury reached a verdict against the Company for $16.4 million to the plaintiff. On August 24, 2026, the Company and Spotlight entered into a settlement agreement, and the Company made a payment in full satisfaction of all claims against the Company. On September 15, 2026, Spotlight filed an Acknowledgement of Satisfaction of Judgment. Accordingly, no liability related to this proceeding remained outstanding as of September 30, 2026. The Company previously accrued a liability within other non-current liabilities of $16.4 million as of December 31, 2025, for which a loss was probable. In connection with the appeal process, the Company had previously posted a $24.6 million appeal bond, which was released following the settlement of the case.
On February 6, 2024, the Company received a letter and subpoena from the Attorney General of the District of Columbia (the “D.C. AG”) regarding allegations that certain features of the Company’s website, including its all-in pricing feature, violated the District of Columbia Consumer Protection Procedures Act (the “D.C. CPPA”). The Company cooperated with such inquiry, producing such information that was responsive to the subpoena. Following its review of publicly available information and the information that the Company provided, the D.C. AG has informed the Company that it believes that certain of the Company’s practices have violated the D.C. CPPA. On August 1, 2024, the Company was served with a complaint by the D.C. AG. The Company’s discussions on this matter are ongoing. While the Company believes that its commercial practices comply with applicable laws, a resolution of this matter may include a monetary fine and/or injunctive relief. The Company has accrued a liability within accrued expenses and other current liabilities of $9.5 million as of September 30, 2026 and within other non-current liabilities of $1.8 million as of December 31, 2025, for which a loss is probable. Due to the ongoing nature of the review and uncertainties involved, the final outcome could be materially different from the estimated liability recorded.
On January 20, 2025, the Company received a request for information from a non-U.S. regulator investigating whether buyers were adequately notified of the view from certain seat locations. On February 24, 2026, the Company reached a settlement with the non-U.S. regulator to settle the matter by requiring the Company to offer a refund to impacted buyers, who had five months to respond to the offer. As of September 30, 2026 and December 31, 2025, the Company recorded a probable loss within accrued expenses and other current liabilities of $5.9 million and $13.0 million, respectively.
On August 27, 2025, a U.S. regulator initiated an investigation seeking information regarding the Company's business practices in connection with the advertised pricing of live event tickets. While the Company believes that its commercial practices comply with applicable laws, the resolution of this matter includes a monetary fine and injunctive relief. On April 9, 2026, the Company reached an agreement with the U.S. regulator to settle the matter for $10.0 million. As of September 30, 2026, the Company fully satisfied the terms of the monetary fine of the settlement agreement; accordingly, no liability remains outstanding. The Company previously accrued a liability within accrued expenses and other current liabilities of $10.0 million as of December 31, 2025, for which a loss was probable.
On April 2, 2025, and as amended on June 11, 2025, the Company received a complaint from the Monroe County District Attorney on behalf of the Commonwealth of Pennsylvania alleging that certain features of our website, including, among other things, the all-in pricing feature, violated the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The Commonwealth of Pennsylvania Attorney General’s office intervened to join the matter on behalf of the Commonwealth of Pennsylvania and filed its own complaint. On January 20, 2026, the court denied the Company's motion to dismiss the Monroe County complaint. On February 2, 2026, the Company filed an answer to the Monroe County complaint. On May 5, 2026, the Pennsylvania Attorney General’s office sent the Company a confidential communication in which it proposed that the parties enter into an agreement to settle its complaint that includes injunctive relief and restitution. On September 14, 2026, the two cases were consolidated. The Company determined that a loss is probable, but due to the ongoing nature of the review and uncertainties involved, the Company cannot reasonably estimate the amount or range of loss should any unfavorable outcome materialize.
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

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company received sales and use tax assessments from an individual state department of revenue within the U.S. regarding the Company’s sales tax withholding practice. On January 13, 2026, the state's Court of Appeals held that the Company was subject to the tax and interest imposed by the assessment. The Company filed a petition for appeal with the state's Supreme Court, which was denied on September 10, 2026. The Company determined the loss to be probable and accrued a liability within accrued expenses and other current liabilities of $82.6 million as of September 30, 2026 and within other non-current liabilities of $66.1 million as of December 31, 2025. Additionally, the Company accrued $6.6 million and zero within other non-current liabilities as of September 30, 2026 and December 31, 2025, respectively, related to subsequent tax years not subject to the foregoing litigation given the individual state department of revenue's position regarding the Company's sales tax withholding practice. The final outcome could be materially different from the estimated liability recorded.
The Company also received a dispute from a non-U.S. taxing authority for VAT related to certain sales in prior periods. The Company’s position is that the sales were treated appropriately for VAT. In the third quarter of 2024, without admitting any misconduct, the Company was offered a potential opportunity to settle certain matters with the non-U.S. taxing authority. In June 2026, the Company reached an agreement with the non-U.S. taxing authority to settle the matter for approximately $27.9 million. As of September 30, 2026, the Company fully satisfied the terms of the settlement agreement; accordingly, no liability remains outstanding. The Company previously accrued a liability within accrued expenses and other current liabilities of $29.9 million as of December 31, 2025, for which a loss was probable.
In connection with a complaint by the Swiss Consumers Association alleging infringement of the Swiss Unfair Competition Act, cash subject to a preventative freeze of $14.4 million as of September 30, 2026, is reflected in prepaid expenses and other current assets and $15.1 million as of December 31, 2025, was reflected in restricted cash.
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

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the shares of redeemable preferred stock issued and outstanding classified as mezzanine equity as of September 30, 2026 and December 31, 2025 (in thousands, except share and per share amounts):

	September 30, 2026
	Shares Issued and Outstanding	Original Issuance Price per Share	Carrying Value	Aggregate Liquidation Preference
Series I	10,000	$1,000	$10,000	$16,417
Series K	365,000	$1,000	365,000	604,732
Series L	115,000	$1,000	94,031	115,000
Gross	490,000		469,031	$736,149
Issuance costs			(14,681)
Total			$454,350

	December 31, 2025
	Shares Issued and Outstanding	Original Issuance Price per Share	Carrying Value	Aggregate Liquidation Preference
Series I	10,000	$1,000	$10,000	$15,134
Series K	365,000	$1,000	365,000	562,067
Series L	115,000	$1,000	94,031	115,000
Series N	50,000	$1,000	49,812	55,000
Series O	254,893	$1,000	253,998	280,382
Gross	794,893		772,841	$1,027,583
Issuance costs			(14,814)
Total			$758,027
The aggregate liquidation preference presented in the tables above represents the total original issue price plus the amount of accrued and unpaid dividends as of September 30, 2026 and December 31, 2025, respectively, and does not include any of the premium amounts that are contingent on the timing and circumstances of redemption.
Dividends—The table below presents the aggregate and per share dividends that have accumulated as of September 30, 2026 and December 31, 2025 for each class of redeemable preferred stock (in thousands, except per share amounts):

	September 30, 2026		December 31, 2025
	Aggregate Accumulated and Undeclared Dividends	Accumulated and Undeclared Dividend per Share	Aggregate Accumulated and Undeclared Dividends	Accumulated and Undeclared Dividend per Share
Series I	$6,417	$641.74	$5,134	$513.42
Series K	$239,732	$656.80	$197,067	$539.91
Series M	$—	$—	$6,101	$253.93
The dividend rate for Series L Redeemable Preferred Stock (“Series L”) is 0% through March 30, 2027 and 5% thereafter. Therefore, Series L is not included in the table above. The Company did not declare or pay any dividends to preferred stockholders during the nine months ended September 30, 2026 and 2025, except with respect to the settlement of the accumulated dividends totaling $7.1 million with respect to the conversion of the 24,025 shares of Series M into Class A common stock during the nine months ended September 30, 2026.

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
The Company has classified its issued and outstanding redeemable preferred stock as mezzanine equity on the condensed consolidated balance sheets due to its being contingently redeemable upon a change in control, which is deemed outside of the Company’s control. These events were not probable of occurring as of September 30, 2026 and December 31, 2025, and therefore the carrying values of the redeemable preferred stock are not being accreted to their redemption values. Subsequent adjustments to the carrying values of the redeemable preferred stock may be required when it becomes probable that the shares will become redeemable.
14.STOCKHOLDERS’ EQUITY
Preferred Stock—As of September 30, 2026 and December 31, 2025, the Company has authorized the issuance of 100,000,000 shares of undesignated preferred stock, each with a par value of $0.001 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. As of September 30, 2026 and December 31, 2025, there were 490,000 and 794,893 shares of redeemable preferred stock issued and outstanding, respectively. See Note 13—Redeemable Preferred Stock for more information.
Common Stock—As of September 30, 2026 and December 31, 2025, the Company has authorized the issuance of 3,000,000,000 shares of Class A common stock and 200,000,000 shares of Class B common stock (and together with Class A common stock, “common stock”), each with a par value of $0.001 per share.
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 100 votes per share. Each share of Class B common stock may be converted at any time at the option of the stockholder and generally convert upon sale or transfer to Class A common stock.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.STOCK‐BASED COMPENSATION

Stock Options—The following table summarizes the Company’s stock option activity:

	Outstanding Options
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	15,126,442	$5.64	2.4	$119,321
Options exercised	(1,041,625)	$0.57
Options expired	(194,007)	$0.98
Balance as of September 30, 2026	13,890,810	$6.09	1.8	$568
Options vested and expected to vest as of September 30, 2026	4,260,600	$6.17	2.1	$568
Exercisable as of September 30, 2026	4,260,600	$6.17	2.1	$568
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Class A common stock as of the respective period-end dates.
The total intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025 was $10.1 million and $4.1 million, respectively.
Restricted Stock Units—The following table summarizes the activity for the Company’s restricted stock units (“RSUs”) excluding any RSUs that are liability-classified:

	Total RSUs		Stock Price Target and GMS Performance RSUs		Other RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	19,844,438	$33.27	12,410,483	$30.81	7,433,955	$37.38
Granted	32,658,804	$7.59	—	$—	32,658,804	$7.59
Forfeited	(2,703,968)	$14.72	—	$—	(2,703,968)	$14.72
Vested and released	(12,774,165)	$12.16	—	$—	(12,774,165)	$12.16
Vested but unreleased	(3,686,590)	$13.91	(325,000)	$35.69	(3,361,590)	$11.81
Unvested as of September 30, 2026	33,338,519	$19.85	12,085,483	$30.68	21,253,036	$13.69
Vested but unreleased as of September 30, 2026	3,686,590	$13.91	325,000	$35.69	3,361,590	$11.81
Outstanding as of September 30, 2026	37,025,109	$19.26	12,410,483	$30.81	24,614,626	$13.44
The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2026 and 2025 was $7.59 and $38.76 per share, respectively. The fair value of RSUs vested was $139.3 million and $413.2 million during the nine months ended September 30, 2026 and 2025, respectively.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Price Target Performance RSUs
In the year ended December 31, 2023, the Company granted 7,116,935 RSUs that contained market, performance, and service conditions. The Company recognized $1.2 million and $189.4 million expense for the three months ended September 30, 2026 and 2025, respectively, and $6.8 million and $189.4 million for the nine months ended September 30, 2026 and 2025, respectively, related to these awards. As of September 30, 2026, there was $0.1 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 0.1 years.
In February 2024, the Company granted 462,500 RSUs that contained service, performance and market conditions. In August 2025, the 462,500 RSUs were forfeited upon the separation of the employee from the Company. The Company recognized stock-based compensation expense of zero and $(5.7) million for the three months ended September 30, 2026 and 2025, respectively, and zero and $(1.5) million for the nine months ended September 30, 2026 and 2025, respectively.
GMS Performance RSUs
In the year ended December 31, 2023, the Company granted 4,023,387 RSUs that contain performance and service conditions. The Company also granted an additional 3,093,548 RSUs that contain these same performance and service conditions with additional market conditions. The Company recognized $3.8 million and $200.5 million expense for the three months ended September 30, 2026 and 2025, respectively, and $13.2 million and $200.5 million for the nine months ended September 30, 2026 and 2025, respectively, related to these awards. As of September 30, 2026, there was $23.9 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 2.2 years.
Other RSUs
As of September 30, 2026, the remaining RSUs, as shown in the above table, contained a service condition and/or a performance condition that is met upon the occurrence of a liquidity event defined within the terms of the award. The liquidity event was met upon the occurrence of the IPO. The Company recognized $37.6 million and $1,119.6 million expense for the three months ended September 30, 2026 and 2025, respectively, and $122.5 million and $1,119.6 million for the nine months ended September 30, 2026 and 2025, respectively, related to these awards. As of September 30, 2026, there was $161.7 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 2.6 years.
Liability-Classified RSUs
In August 2026, the Company granted certain RSU awards to an employee whereby the awards represent a fixed dollar target value settled in a variable number of RSUs generally in the next open trading window after the RSUs become vested. The actual number of RSUs to be issued upon settlement is based on a) the fixed dollar amount divided by b) the 30-consecutive trading day volume-weighted-average price of the Company’s Class A common stock (the “30-day VWAP”) immediately preceding the settlement date. The RSU awards consist of the following: a) $14.0 million target value will vest upon the Company’s achievement of certain GMS targets (the “GMS Liability RSUs”); b) $11.3 million target value will vest upon the Company’s achievement of tiered share prices (the “Stock Price Target Liability RSUs”); and c) $9.6 million target value will vest upon the completion of the required service condition and certain non-financial milestones (the “Other Liability RSUs”).
As of September 30, 2026, the maximum number of RSUs to be issued to settle all of the above awards was 5,700,706 based on the 30-day VWAP as of September 30, 2026. These RSUs are treated as liability-classified awards and remeasured to fair value at the end of each reporting period through the settlement date. For RSUs with only a service condition, the stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For RSUs with a performance-based or market-based vesting condition, the stock-based compensation expense is recognized using the accelerated attribution method over the requisite service period.

The GMS Liability RSUs will vest upon the achievement of GMS targets during a trailing 12-month period ranging from $9.9 billion to $19.3 billion within five years from the grant date.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The vesting of the GMS Liability RSUs is also contingent on the continued employment of the awardee with the Company. These awards had an estimated grant date fair value of $14.0 million which was measured based on the estimated settlement value. The Company recognized $1.1 million of expense for the three and nine months ended September 30, 2026, and no expense for the three and nine months ended September 30, 2025. As of September 30, 2026, there was $12.9 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 2.5 years.

The Stock Price Target Liability RSUs will vest upon the Company’s achievement of tiered share prices, ranging from $10.50 to $27.00 per share, measured based on the 30-day VWAP, within five years from the grant date. The vesting of the Stock Price Target Liability RSUs is also contingent on the continued employment of the awardee with the Company. These awards had an estimated grant date fair value of $4.8 million which was measured using a Monte Carlo simulation. As of September 30, 2026, the estimated fair value was $3.0 million, which was measured using a Monte Carlo simulation, and the Company recognized $0.4 million of expense for the three and nine months ended September 30, 2026, and no expense for the three and nine months ended September 30, 2025. As of September 30, 2026, there was $2.6 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 1.1 years. These awards are liability-classified and remeasured each reporting period until settlement and, therefore, unrecognized stock-based compensation expense may vary over time.

The assumptions used in the Monte Carlo simulations for the Stock Price Target Liability RSUs described above for the three and nine months ended September 30, 2026 are summarized below:

September 30, 2026
Risk-free interest rate	4.97%
Expected term (in years)	2.44
Dividend yield	—%
Expected volatility	59.41%
The Other Liability RSUs contain a service and/or a performance condition that is met upon the occurrence of certain milestone events within the terms of the award. The Company recognized $0.3 million of expense for the three and nine months ended September 30, 2026, and no expense for the three and nine months ended September 30, 2025. As of September 30, 2026, there was $9.3 million unrecognized stock-based compensation expense to be recognized over a weighted-average period of 1.9 years.
As of September 30, 2026, the Company had recorded a liability of $1.8 million within other non-current liabilities on the condensed consolidated balance sheets associated with these liability-classified RSUs.
Common Stock Warrants—During the nine months ended September 30, 2025, 276,657 common stock warrants were exercised through a net share settlement using a cashless exercise. The total intrinsic value of common stock warrants exercised for the nine months ended September 30, 2025 was $10.7 million.
During the nine months ended September 30, 2025, the Company recorded $3.0 million of stock-based compensation expense. As of September 30, 2026, there were no common stock warrants outstanding or authorized for future issuance.
Stock-Based Compensation Expense—Stock-based compensation expense totaled $42.5 million and $1,405.2 million for the three months ended September 30, 2026 and 2025, respectively, and $142.6 million and $1,412.8 million for the nine months ended September 30, 2026 and 2025, respectively.

The income tax benefit recognized in the condensed consolidated statements of operations on stock-based compensation expense was zero and $128.0 million for the three months ended September 30, 2026 and 2025, respectively, and zero and $130.1 million for the nine months ended September 30, 2026 and 2025, respectively.

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
The Company recorded an income tax benefit of $2.2 million and $106.2 million for the three months ended September 30, 2026 and 2025, respectively, and $7.4 million and $132.3 million for the nine months ended September 30, 2026 and 2025, respectively. The tax benefit for the three and nine months ended September 30, 2026 was primarily driven by changes in the U.S. federal and state valuation allowances and tax benefits on the interest rate swap reclassified from Accumulated Other Comprehensive Income (“AOCI”), whereas the tax benefit for the three and nine months ended September 30, 2025 was driven by the pre-tax loss, offset by the tax impact of non-deductible employee compensation.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”). The OBBBA extends and modifies several provisions originally introduced under the Tax Cuts and Jobs Act of 2017, while also implementing additional changes to U.S. federal tax law. The OBBBA contains multiple effective dates, with certain provisions taking effect beginning in calendar year 2025 and others phased in through calendar year 2027. The enactment of the OBBBA did not have a material impact on the results from operations for the nine months ended September 30, 2026, nor is it expected to have a material impact on the full year 2026. The ultimate impact of the OBBBA on the Company's tax position and financial statements will depend on future guidance, the Company's actual results, and potential changes in state conformity.
17.SEGMENT INFORMATION
Segment Reporting Disclosures
Our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources and assess performance. Significant expenses reviewed by the CODM to manage the Company’s operations are at the consolidated level as separately presented in the condensed consolidated statements of operations and include the Company’s cost of revenue (exclusive of depreciation and amortization), operations and support, sales and marketing and general and administrative expenses. Other segment items included in consolidated net income (loss) are depreciation and amortization, interest income, interest expense, other income, net, foreign currency gains (losses), loss on extinguishment of debt, gains on derivatives, and benefit for income taxes, which are each separately presented in the condensed consolidated statements of operations.
The CODM reviews condensed consolidated balance sheet information, primarily the amount of cash and cash equivalents at the end of the relevant period, at the consolidated level. Refer to the condensed consolidated balance sheets for these amounts as of September 30, 2026 and December 31, 2025. The CODM further reviews information regarding capital expenditures, which is available under the cash flows from investing activities within the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025.

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Entity Wide Disclosures
Revenue—The following table presents the Company’s revenue disaggregated by revenue stream for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Transaction fees	$492,611	$453,381	$1,495,103	$1,265,111
Other revenue	9,342	14,732	25,963	30,904
Total	$501,953	$468,113	$1,521,066	$1,296,015
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
18.NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,
	2026		2025
Basic net income (loss) per share:	Class A	Class B	Class A	Class B	Class C
Numerator:
Net income (loss)	$31,403	$2,166	$(1,178,890)	$(102,818)	$(12,901)
Undeclared cumulative dividends to preferred stockholders	(14,040)	(968)	(33,427)	(2,915)	(366)
Net income (loss) attributable to common stockholders	$17,363	$1,198	$(1,212,317)	$(105,733)	$(13,267)

Denominator:
Weighted-average number of shares outstanding, basic	358,824,880	24,750,000	283,778,430	24,750,000	3,105,418
Basic net income (loss) per share attributable to common stockholders	$0.05	$0.05	$(4.27)	$(4.27)	$(4.27)

Diluted net income (loss) per share:
Numerator:
Net income (loss) used in basic computation	$17,363	$1,198	$(1,212,317)	$(105,733)	$(13,267)
Reversal of unrealized gain on preferred stock	—	—	(5,775)	—	—
Reallocation of net income as a result of conversion of Class B to Class A shares	1,198	—	—	—	—
Reallocation of undistributed earnings	—	(15)	11	(10)	(1)
Net income (loss) attributable to common stockholders	$18,561	$1,183	$(1,218,081)	$(105,743)	$(13,268)

Denominator:
Weighted-average number of shares used in basic computation	358,824,880	24,750,000	283,778,430	24,750,000	3,105,418
Conversion of Class B to Class A shares outstanding	24,750,000	—	—	—	—
Dilutive securities	4,778,438	—	1,322,527	—	—
Weighted-average number of shares outstanding, diluted	388,353,318	24,750,000	285,100,957	24,750,000	3,105,418
Diluted net income (loss) per share attributable to common stockholders	$0.05	$0.05	$(4.27)	$(4.27)	$(4.27)

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2026		2025
Basic net income (loss) per share:	Class A	Class B	Class A	Class B	Class C
Numerator:
Net income (loss)	$89,853	$6,368	$(1,242,629)	$(110,505)	$(17,487)
Undeclared cumulative dividends to preferred stockholders	(42,174)	(2,989)	(65,740)	(5,846)	(925)
Net income (loss) attributable to common stockholders	$47,679	$3,379	$(1,308,369)	$(116,351)	$(18,412)

Denominator:
Weighted-average number of shares outstanding, basic	349,219,205	24,750,000	278,314,525	24,750,000	3,916,501
Basic net income (loss) per share attributable to common stockholders	$0.14	$0.14	$(4.70)	$(4.70)	$(4.70)

	Nine Months Ended September 30,
	2026		2025
Diluted net income (loss) per share:	Class A	Class B	Class A	Class B	Class C
Numerator:
Net income (loss) used in basic computation	$47,679	$3,379	$(1,308,369)	$(116,351)	$(18,412)
Reversal of unrealized gain on preferred stock	(8,031)	—	(5,775)	—	—
Reallocation of net income as a result of conversion of Class B to Class A shares	3,379	—	—	—	—
Reallocation of undistributed earnings	—	(606)	345	(298)	(47)
Net income (loss) attributable to common stockholders	$43,027	$2,773	$(1,313,799)	$(116,649)	$(18,459)

Denominator:
Weighted-average number of shares used in basic computation	349,219,205	24,750,000	278,314,525	24,750,000	3,916,501
Conversion of Class B to Class A shares outstanding	24,750,000	—	—	—	—
Dilutive securities	10,053,596	—	440,842	—	—
Weighted-average number of shares outstanding, diluted	384,022,801	24,750,000	278,755,367	24,750,000	3,916,501
Diluted net income (loss) per share attributable to common stockholders	$0.11	$0.11	$(4.71)	$(4.71)	$(4.71)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
Excluded Securities	2026	2025
Stock options to purchase common stock	523,075	5,633,108
Series N and O Redeemable Preferred Stock	—	14,271,560
RSUs	7,281,722	12,908,211
Common stock warrants	—	—
Over-allotment options to purchase common stock	—	5,106,382
Total	7,804,797	37,919,261

STUBHUB HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table above does not include stock options to purchase an aggregate of 9,630,210 shares of Class A common stock outstanding as of September 30, 2026 and 2025, and 12,085,483 and 13,073,399 RSUs outstanding as of September 30, 2026 and 2025, respectively, as these awards are subject to performance conditions that were not met as of those dates. The table above also does not include 2,865,634 shares of Class A common stock issuable upon settlement of liability-classified RSUs outstanding as of September 30, 2026, as the performance targets associated with these awards had not been met as of that date. The liability-classified RSUs were awarded in the third quarter of 2026; hence, no shares were excluded from the above table as of September 30, 2025. The number of shares presented is based on the average stock price during the three months ended September 30, 2026.
19.RELATED PARTY TRANSACTIONS
Andro Capital (“Andro”) is a seller on the Company’s platform and, in the normal course of business, has engaged the Company to list, price and fulfill its tickets on its behalf. The Company’s CEO has an ownership stake in both the Company and Andro. The Company did not generate seller fees from tickets sold by Andro during the nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, $0.1 million was due to Andro in proceeds related to tickets it had sold on the Company’s platform.
On July 17, 2024, the Company entered into a program agreement (as amended or supplemented from time to time, the “Program Agreement”) with Colloquy Capital LLC (“Colloquy”), an affiliate of Andro. Under the terms of the Program Agreement, the Company refers certain sellers of the Company to Colloquy for the opportunity to enter into separate financing arrangements with Colloquy. Under such arrangements, it is anticipated that Colloquy may provide short-term financing to sellers based on those sellers’ existing and/or future expected proceeds generated through ticket sales on the Company's platform. Pursuant to each seller’s agreement with Colloquy, the Company will disburse to Colloquy a percentage of the seller’s proceeds as agreed upon as consideration for the financing provided by Colloquy to the relevant seller. No fees are payable under this agreement by the Company or Colloquy. As of September 30, 2026 and December 31, 2025, the Program Agreement resulted in Colloquy obtaining a security interest of $8.4 million and $7.9 million, respectively, in the sellers’ proceeds related to tickets sold on the Company’s platform. On March 20, 2025, the Company entered into a separate services agreement with Colloquy, pursuant to which the Company helps facilitate the sale and servicing of tickets owned by Colloquy in return for a fee based on a percentage of revenue collected for the sale of those tickets, which ended on November 1, 2025. On June 25, 2026, the Company entered into another services agreement with Colloquy with substantially similar terms and conditions as the services agreement entered into in 2025. As of September 30, 2026 and December 31, 2025, $3.4 million and $0.8 million, respectively, was due to Colloquy in proceeds related to tickets sold under the services agreements as well as the Company’s disbursement of the sellers’ proceeds under the Program Agreement. The Company generated $0.5 million and $1.1 million in fees associated with the services agreement during the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company generated $2.7 million in fees associated with the services agreement, which ended in November 2025.
On October 16, 2026, the Company appointed Andrew Raab to its Board of Directors. The Company had a pre-existing consulting agreement with Mr. Raab, dated March 27, 2026, pursuant to which Mr. Raab has agreed to provide the Company with certain advisory and consulting services for a term of three years. Pursuant to the agreement, the Company granted Mr. Raab RSUs with an aggregate grant date fair value of $0.2 million, of which 50% of the total RSUs vested on the grant date, with the remaining vesting subject to time-based conditions. On November 5, 2026, the Company and Mr. Raab terminated the consulting agreement.

20.SUBSEQUENT EVENTS
On October 14, 2026, the Company entered into the seventh amendment to the Credit Agreement (the “2026 Amendment”), which extended the maturity of the Company's term loans and a portion of the Revolving Credit Facility. Pursuant to the 2026 Amendment, the 2024 USD Term Loan was increased to an aggregate principal balance of $975 million (as amended, the “2026 USD Term Loan”), through additional borrowings of approximately $170.8 million, and the 2024 Euro Term Loan was reduced to €300 million (as amended, the “2026 Euro Term Loan”), through a repayment of approximately €152.4 million of the 2024 Euro Term Loan. The 2026 USD Term Loan and 2026 Euro Term Loan each have maturity dates of October 2033 and interest rates equal to SOFR, plus 4.50% and EURIBOR, plus 4.75%, respectively, each subject to a floor of 0.00%. Related to the Revolving Credit Facility, the maturities of $425.0 million of the revolving credit commitments were extended to October 2031, with the remaining $140.0 million of revolving credit commitments continuing to mature in September 2030. In connection with the repayment, on October 20, 2026, the Company partially terminated the interest rate swap associated with the 2026 Euro Term Loan to align the notional amount with the new principal balance.

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

Highlights for Third Quarter 2026
Key Business Metrics
•Gross Merchandise Sales (“GMS”) was $2.62 billion for the three months ended September 30, 2026, as compared to $2.43 billion in the three months ended September 30, 2025
Financial Results
•Revenue was $502.0 million for the three months ended September 30, 2026, as compared to $468.1 million in the three months ended September 30, 2025
•Gross margin was 85% for the three months ended September 30, 2026, as compared to 79% in the three months ended September 30, 2025
•Total costs and expenses were $459.7 million for the three months ended September 30, 2026, as compared to $1,836.3 million in the three months ended September 30, 2025
•Net income was $33.6 million for the three months ended September 30, 2026, as compared to a net loss of $1,294.6 million in the three months ended September 30, 2025
•Adjusted EBITDA was $124.1 million for the three months ended September 30, 2026, as compared to $67.5 million in the three months ended September 30, 2025
•Cash and cash equivalents were $1.2 billion as of September 30, 2026
•Further strengthened balance sheet by extending its term loan maturities by 3.5 years and reduced borrowing rates in October; and a $100 million debt payment in July

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$501,953	$468,113	$1,521,066	$1,296,015
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	73,546	100,514	243,953	238,102
Operations and support (1)	15,117	22,508	48,853	48,634
Sales and marketing (1)	228,158	281,136	728,152	735,246
General and administrative (1)	134,154	1,425,733	386,137	1,571,161
Depreciation and amortization	8,703	6,411	26,411	19,167
Total costs and expenses	459,678	1,836,302	1,433,506	2,612,310
Income (loss) from operations	42,275	(1,368,189)	87,560	(1,316,295)
Interest income	9,161	12,912	31,923	31,579
Interest expense	(21,502)	(35,360)	(60,970)	(121,665)
Other income, net	—	4,904	—	4,552
Foreign currency gains (losses)	2,460	(1,133)	26,914	(86,303)
Loss on extinguishment of debt	(1,804)	(15,454)	(3,681)	(15,454)
Gains on derivatives	760	1,471	7,050	637
Total other income (expense), net	(10,925)	(32,660)	1,236	(186,654)
Income (loss) before income taxes	31,350	(1,400,849)	88,796	(1,502,949)
Benefit for income taxes	2,219	106,240	7,425	132,328
Net income (loss)	$33,569	$(1,294,609)	$96,221	$(1,370,621)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$659	$23,356	$3,773	$23,356
Operations and support	74	5,938	533	5,938
Sales and marketing	2,460	26,462	9,869	26,462
General and administrative	39,349	1,349,492	128,381	1,357,023
Total stock-based compensation expense	$42,542	$1,405,248	$142,556	$1,412,779

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Revenue	$501,953	$468,113	$33,840	7.2%	$1,521,066	$1,296,015	$225,051	17.4%
The overall increase in our revenue in the amount of $33.8 million for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily attributable to growth in GMS, which was primarily due to an increase in GMS per transaction on our platform. This was partially offset by an increase of $8.5 million in promotions and incentives as compared to the same period in 2025.
The overall increase in our revenue in the amount of $225.1 million for the nine months ended September 30, 2026 as compared to the same period in 2025 was primarily attributable to growth in GMS, which was primarily due to an increase in GMS per transaction on our platform, and an increase of $40.0 million due to a higher average transaction fee rate we charge to buyers and sellers. This was partially offset by an increase of $21.5 million in promotions and incentives as compared to the same period in 2025.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Cost of revenue (exclusive of depreciation and amortization)	$73,546	$100,514	$(26,968)	(26.8)%	$243,953	$238,102	$5,851	2.5%
The overall decrease in our cost of revenue (exclusive of depreciation and amortization) in the amount of $27.0 million for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily attributable to a decrease of $22.7 million related to stock-based compensation expense.
The overall increase in our cost of revenue (exclusive of depreciation and amortization) in the amount of $5.9 million for the nine months ended September 30, 2026 as compared to the same period in 2025 was primarily attributable to an increase of $45.4 million in payment processing costs related to the volume of transactions we facilitated during the nine months ended September 30, 2026. This was partially offset by a decrease of $19.6 million related to stock-based compensation expense, a decrease of $12.2 million in inventory costs and a decrease of $8.3 million in ticket substitution and replacement costs.

Operations and Support

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Operations and support	$15,117	$22,508	$(7,391)	(32.8)%	$48,853	$48,634	$219	0.5%
The overall decrease in operations and support expenses in the amount of $7.4 million for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily attributable to a decrease of $5.9 million related to stock-based compensation expense and a decrease of $0.7 million in outsourced customer support.
The overall increase in operations and support expenses in the amount of $0.2 million for the nine months ended September 30, 2026 as compared to the same period in 2025 was primarily attributable to an increase of $7.3 million in outsourced customer support, partially offset by a decrease of $5.4 million related to stock-based compensation expense.
Sales and Marketing

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Sales and marketing	$228,158	$281,136	$(52,978)	(18.8)%	$728,152	$735,246	$(7,094)	(1.0)%
The overall decrease in sales and marketing expenses in the amount of $53.0 million for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily attributable to a decrease of $31.0 million in advertising expenses and a decrease of $24.0 million in stock-based compensation expense.
The overall decrease in sales and marketing expenses in the amount of $7.1 million for the nine months ended September 30, 2026 as compared to the same period in 2025 was primarily attributable to a decrease of $16.6 million in stock-based compensation expense. This was partially offset by an increase of $4.3 million in personnel-related costs and an increase of $3.3 million in sponsorship fees paid to certain content rights holders.
General and Administrative

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
General and administrative	$134,154	$1,425,733	$(1,291,579)	(90.6)%	$386,137	$1,571,161	$(1,185,024)	(75.4)%
The overall decrease in general and administrative expenses in the amount of $1,291.6 million for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily attributable to a decrease of $1,310.1 million related to stock-based compensation expense.
The overall decrease in general and administrative expenses in the amount of $1,185.0 million for the nine months ended September 30, 2026 as compared to the same period in 2025 was primarily attributable to a decrease of $1,228.6 million related to stock-based compensation expense.

Depreciation and Amortization

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Depreciation and amortization	$8,703	$6,411	$2,292	35.8%	$26,411	$19,167	$7,244	37.8%
Depreciation and amortization expenses increased $2.3 million for the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to increased depreciation and amortization for new assets placed into service.
Depreciation and amortization expenses increased $7.2 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to increased depreciation and amortization for new assets placed into service.
Interest Income

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Interest income	$9,161	$12,912	$(3,751)	(29.1)%	$31,923	$31,579	$344	1.1%
Interest income decreased $3.8 million for the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to lower cash and cash equivalent balances throughout the period and lower interest rates.
Interest income increased $0.3 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to higher cash and cash equivalent balances throughout the period, partially offset by lower interest rates.
Interest Expense

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Interest expense	$(21,502)	$(35,360)	$13,858	(39.2)%	$(60,970)	$(121,665)	$60,695	(49.9)%
Interest expense decreased $13.9 million for the three months ended September 30, 2026 as compared to the same period in 2025 primarily due to repayments of principal of our 2024 USD Term Loan. This was partially offset by a lower reclassification of $12.6 million from accumulated other comprehensive income to interest expense as a reduction of interest expense due to the partial termination of an interest rate swap.
Interest expense decreased $60.7 million for the nine months ended September 30, 2026 as compared to the same period in 2025 primarily due to repayments of principal of our 2024 USD Term Loan and a decrease in fair value of $23.9 million related to redeemable preferred stock and redeemable preferred stock bifurcated derivatives. This was partially offset by an increase of $32.2 million on settlement from an interest rate swap.

Foreign Currency Gains (Losses)

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Foreign currency gains (losses)	$2,460	$(1,133)	$3,593	*	$26,914	$(86,303)	$113,217	*
* Not meaningful
Foreign currency gains (losses) changed by $3.6 million for the three months ended September 30, 2026 as compared to the same period in 2025, which was primarily attributable to changes in exchange rates affecting our indirect tax contingencies, 2024 Euro Term Loan, foreign cash balances, and foreign payments due to buyers and sellers.
Foreign currency gains (losses) changed by $113.2 million for the nine months ended September 30, 2026 as compared to the same period in 2025, which was primarily attributable to changes in exchange rates affecting our 2024 Euro Term Loan, foreign payments due to buyers and sellers, indirect tax contingencies, and foreign cash balances.
Loss on Extinguishment of Debt

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2026	2025			2026	2025
	(in thousands, except percentages)
Loss on extinguishment of debt	$(1,804)	$(15,454)	$13,650	(88.3)%	$(3,681)	$(15,454)	$11,773	(76.2)%

Loss on extinguishment of debt changed by $13.7 million for the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to amounts and timing of the debt paydowns in the third quarter of 2026 and the same period in 2025. The losses on extinguishment of debt of $1.8 million and $15.5 million for the three months ended September 30, 2026 and 2025, respectively, reflect the partial write-off of a proportionate share of the remaining original issuance discount and unamortized debt issuance costs in connection with the debt paydowns of $100.0 million for the three months ended September 30, 2026 and $750.0 million in the same period in 2025.

Loss on extinguishment of debt changed by $11.8 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to amounts and timing of the debt paydowns in the second and third quarters of 2026 and the third quarter of 2025. The losses on extinguishment of debt of $3.7 million and $15.5 million for the nine months ended September 30, 2026 and 2025, respectively, reflect the partial write-off of a proportionate share of the remaining original issuance discount and unamortized debt issuance costs in connection with the debt paydowns of $200.0 million for the nine months ended September 30, 2026 and $750.0 million in the same period in 2025.

Gains on Derivatives

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Gains on derivatives	$760	$1,471	$(711)	(48.3)%	$7,050	$637	$6,413	*
* Not meaningful
Gains on derivatives changed by $0.7 million for the three months ended September 30, 2026 as compared to the same period in 2025, primarily as a result of a decrease in the fair value of an interest rate swap derivative. This was partially offset by an increase in the settlements received related to interest rate swap derivatives, which were not designated as a cash flow hedge.
Gains on derivatives changed by $6.4 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily as a result of an increase in the settlements received related to interest rate swap derivatives, which were not designated as a cash flow hedge. This was partially offset by a decrease in the fair value of an interest rate swap derivative.
Benefit for Income Taxes

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2026	2025			2026	2025

	(in thousands, except percentages)
Benefit for income taxes	$2,219	$106,240	$(104,021)	(97.9)%	$7,425	$132,328	$(124,903)	(94.4)%
Benefit for income taxes decreased $104.0 million for the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to current period pre-tax income, net of the benefit recognized for the changes in the U.S. valuation allowances and tax benefits on the interest rate swap reclassified from AOCI related to the USD swap. The tax benefit for the three months ended September 30, 2025 was primarily attributable to the pre-tax loss, partially offset by the tax impact of non-deductible employee compensation related to the IPO.
Benefit for income taxes decreased $124.9 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to current period pre-tax income, net of the benefit recognized for the changes in the U.S. valuation allowances and tax benefits on the interest rate swap reclassified from AOCI related to the USD swap. The tax benefit for the nine months ended September 30, 2025 was primarily attributable to the pre-tax loss, partially offset by the tax impact of non-deductible employee compensation related to the IPO.
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

The following table summarizes our key business metric and non-GAAP financial measures (along with the most directly comparable GAAP measures) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Key Business Metric
GMS(1)	$2,616,389	$2,434,796	7%	$7,927,981	$6,814,814	16%
Non-GAAP Financial Measures
Net income (loss) (GAAP)	$33,569	$(1,294,609)	*	$96,221	$(1,370,621)	*
Adjusted EBITDA(2)	$124,076	$67,493	84%	$301,818	$169,781	78%
Net cash (used in) provided by operating activities (GAAP)	$(398,778)	$3,795	*	$221,497	$181,436	22%
Free cash flow(3)	$(410,098)	$(4,600)	*	$190,134	$156,226	22%
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
During the three months ended September 30, 2026, our GMS grew 7% year-over-year due to ongoing market growth in North America, led by the World Cup.
During the nine months ended September 30, 2026, our GMS grew 16% year-over-year due to ongoing market growth in North America and international secondary markets, led by the World Cup.
Non-GAAP Financial Measures
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) excluding results from non-operating sources including interest income and expense, benefit for income taxes, other income, net, foreign currency (gains) losses, (gains) losses on derivatives, depreciation and amortization, loss on extinguishment of debt, acquisition-related costs, stock-based compensation expense, indirect tax contingency costs, litigation reserves and other costs and expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Net income (loss)	$33,569	$(1,294,609)	$96,221	$(1,370,621)
Add (deduct):
Interest income	(9,161)	(12,912)	(31,923)	(31,579)
Interest expense	21,502	35,360	60,970	121,665
Benefit for income taxes	(2,219)	(106,240)	(7,425)	(132,328)
Other income, net	—	(4,904)	—	(4,552)
Foreign currency (gains) losses	(2,460)	1,133	(26,914)	86,303
Gains on derivatives	(760)	(1,471)	(7,050)	(637)
Depreciation and amortization	8,703	6,411	26,411	19,167
Loss on extinguishment of debt	1,804	15,454	3,681	15,454
Acquisition-related costs(1)	—	—	—	250
Stock-based compensation expense(2)	42,542	1,405,248	142,556	1,412,779
Indirect tax contingency costs(3)	11,465	12,992	17,938	34,938
Litigation reserves(4)	19,016	7,000	26,887	7,000
Other costs and expenses(5)	75	4,031	466	11,942
Adjusted EBITDA	$124,076	$67,493	$301,818	$169,781

Revenue	$501,953	$468,113	$1,521,066	$1,296,015
Net income (loss) as a percentage of revenue	7%	(277)%	6%	(106)%
Adjusted EBITDA as a percentage of revenue	25%	14%	20%	13%
1.During the nine months ended September 30, 2025, we incurred $0.3 million of transaction and integration costs. We do not consider these costs to be representative of the ongoing financial performance of our core business, and we do not expect these costs to be significant going forward.
2.During the three months ended September 30, 2026 and 2025, we recognized $42.5 million and $1,405.2 million of stock-based compensation expense, net of $13.3 million and $28.2 million capitalized for internally developed software, associated with RSUs, stock options and restricted stock, respectively. During the nine months ended September 30, 2026 and 2025, we recognized $142.6 million and $1,412.8 million of stock-based compensation expense, net of $47.8 million and $28.3 million capitalized for internally developed software, associated with RSUs, stock options and restricted stock, respectively.
3.During the three months ended September 30, 2026 and 2025, we incurred $4.5 million and $12.8 million of expenses, respectively, associated with potential indirect tax contingencies for withholding obligations and $7.0 million and $0.2 million of professional service costs, respectively. During the nine months ended September 30, 2026 and 2025, we incurred $10.5 million and $33.7 million of expenses, respectively, associated with potential indirect tax contingencies for withholding obligations and $7.4 million and $1.3 million of professional service costs, respectively.
4.During the three months ended September 30, 2026 and 2025, we incurred $19.0 million and $7.0 million, respectively, and during the nine months ended September 30, 2026 and 2025, we incurred $26.9 million and $7.0 million, respectively, for expenses due to a litigation-related loss contingency for specific matters for which we deemed loss to be probable as described in Note 12, “Commitments and Contingencies” to our interim condensed consolidated financial statements.
5.Represents (a) a one-time expense related to our initial public offering of $0.1 million and $4.0 million for the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $4.0 million for the nine months ended September 30, 2026 and 2025, respectively, (b) a one-time expense to terminate an intellectual property rights licensing agreement of $7.7 million for the nine months ended September 30, 2025 and (c) personnel-related costs related to our customer service office closure of $0.2 million for the nine months ended September 30, 2025. We do not consider these expenses to be representative of the ongoing financial performance of our core business.
During the three months ended September 30, 2026, the increase in Adjusted EBITDA, compared to the prior year, was driven by growth in GMS and increased marketing cost efficiency, partially offset by higher general and administrative expenses and payment processing costs.
During the nine months ended September 30, 2026, the increase in Adjusted EBITDA, compared to the prior year, was driven by growth in GMS, partially offset by higher general and administrative expenses and payment processing costs.
Free Cash Flow
We define free cash flow as net cash (used in) provided by operating activities less capital expenditures, which includes purchases of property and equipment, purchases of intangible assets and capitalized software development costs (excluding capitalized stock-based compensation expense). We believe that free cash flow is a meaningful indicator of liquidity for management and investors and, in particular, the amount of cash generated from operations that, after capital expenditures, can be used for strategic initiatives, including continuous investment in our business and strengthening our balance sheet. A limitation of the use of free cash flow is that it does not represent the total increase or decrease in our cash balance for the period. Free cash flow should not be considered in isolation or as an alternative to cash flows from operations and should be considered alongside our other financial liquidity measures, such as net cash (used in) provided by operating activities and our other GAAP results.
The following table presents a reconciliation of net cash (used in) provided by operating activities, the most directly comparable financial measure presented in accordance with GAAP, to free cash flow:

	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024

	(in thousands)
Net cash (used in) provided by operating activities(1)	$(398,778)	$321,859	$298,416	$11,133	$3,795	$19,320	$158,321	$(149,448)
Less: Capitalized software development costs	(11,048)	(11,785)	(7,629)	(8,690)	(7,767)	(8,846)	(6,229)	(521)
Less: Purchases of property and equipment	(45)	(416)	(169)	(223)	(372)	(291)	(507)	(340)
Less: Purchases of intangible assets	(227)	—	(44)	(257)	(256)	(467)	(475)	(316)
Free cash flow	$(410,098)	$309,658	$290,574	$1,963	$(4,600)	$9,716	$151,110	$(150,625)
TTM cash flow provided by operations	$232,630	$635,203	$332,664	$192,569	$31,988
TTM free cash flow (2)	$192,097	$597,595	$297,653	$158,189	$5,601
1.Includes $20.2 million and $39.6 million of interest payments on our outstanding debt, net of cash received on the settlement of interest rate swap derivatives, for the three months ended September 30, 2026 and 2025, respectively.
2.Seasonal trends in our GMS and the timing of major events throughout the year, including the 2026 World Cup, impact free cash flow for any given quarter and can vary year to year. Trailing 12-month (“TTM”) free cash flow provides a longer-term view of our business that is less impacted by the seasonality of GMS and seller payments.

Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $1,167.2 million. Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less when purchased, and are primarily comprised of cash in banks, money market funds and cash held at online payment companies, which excludes $27.3 million of restricted cash.
On September 29, 2025, we made an early principal payment related to the 2024 USD Term Loan of $750.0 million in connection with, and using proceeds from, the IPO. The paydown on September 29, 2025 was applied first to eliminate all remaining principal amortization payments that were scheduled to be paid on the principal balance of the 2024 USD Term Loan, beginning on September 30, 2025. On December 16, 2025, we made an early principal payment on the 2024 USD Term Loan of $150.0 million. Additionally, on May 5, 2026, we made an early principal payment on the 2024 USD Term Loan of $100.0 million, and on July 10, 2026, we made an additional early principal payment on the 2024 USD Term Loan of $100.0 million.
We expect our existing cash and cash equivalents will be sufficient to fund anticipated cash requirements for at least the next 12 months. In October 2026, we amended our Credit Facilities (defined below) to extend the maturities of our USD and Euro term loans to October 2033 and $425.0 million of our Revolving Credit Facility to October 2031. The remaining $140.0 million of our Revolving Credit Facility continues to mature in September 2030. We expect we will be required to refinance our Credit Facilities at some point in the future. There is no assurance we would be able to obtain such funding or refinancing on acceptable terms and conditions, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition will be adversely affected.
Our primary requirements for liquidity are for general corporate purposes and servicing our indebtedness. To date, we have financed our operations principally through cash from operations, private placements of our redeemable preferred stock and proceeds from our credit facilities.
Credit Facilities
On March 15, 2024, we entered into the fourth amendment to the Credit Agreement to refinance the USD Term Loan B, USD Term Loan B2, Euro Term Loan B and Revolving Credit Facility (the “Refinancing”). As a result of the Refinancing, the refinanced Euro Term Loan B (the “2024 Euro Term Loan”) has a maturity date of March 2030, aggregate principal balance €452.4 million and an interest rate equal to EURIBOR, subject to a floor of 0.00%, plus 5.00%. As of September 30, 2026, the interest rate for the 2024 Euro Term Loan was 7.48%. In addition, as a result of the Refinancing, the outstanding principal balance of each of the USD Term Loan B and USD Term Loan B2 were consolidated into one loan (the “2024 USD Term Loan” and together with the 2024 Euro Term Loan and the Revolving Credit Facility, the “Credit Facilities”). The 2024 USD Term Loan has a maturity date of March 2030, initial aggregate principal balance of $1,952.6 million and an interest rate equal to SOFR, subject to a floor of 0.00%, plus 4.75%. As of September 30, 2026, the interest rate for the 2024 USD Term Loan was 8.65%. After six months following the effective date of the Refinancing, we have an option to prepay part or all of both the 2024 USD Term Loan and the 2024 Euro Term Loan prior to maturity without penalty. On June 24, 2024, we repaid $24.0 million of the outstanding principal of the 2024 USD Term Loan. On September 29, 2025, we made an early principal payment related to the 2024 USD Term Loan of $750.0 million in connection with, and using proceeds from, the IPO. The paydown on September 29, 2025 was applied first to eliminate all remaining principal amortization payments that were scheduled to be paid on the principal balance of the 2024 USD Term Loan, beginning on September 30, 2025. On December 16, 2025, we made an early principal payment on the 2024 USD Term Loan of $150.0 million. Additionally, on both May 5, 2026, and July 10, 2026, we made early principal payments on the 2024 USD Term Loan of $100.0 million. The principal balance of the 2024 USD Term Loan was $804.2 million as of September 30, 2026.

The Revolving Credit Facility allowed for an initial aggregate principal amount of $125.0 million, including: (i) a $30.0 million letter of credit sublimit and (ii) a $30.0 million swingline loan sublimit. On March 13, 2023, as part of the SOFR Amendment, the interest rate per annum for the Revolving Credit Facility was amended to equal SOFR, subject to a floor of 0.00%, plus 3.61%. On March 15, 2024, as part of the Refinancing, we extended the maturity date of the Revolving Credit Facility from February 2025 to March 2028. On June 27, 2024, we entered into the fifth amendment (as amended) to the Credit Agreement to increase the commitment under the Revolving Credit Facility, subject to certain conditions, including the occurrence of an initial public offering. On September 29, 2025, we met the conditions, including the occurrence of an initial public offering, under the fifth amendment related to the Revolving Credit Facility that increased the aggregate principal amount to $565.0 million, including: (i) a $120.0 million letter of credit sublimit and (ii) a $60.0 million swingline loan sublimit. The maturity date for the Revolving Credit Facility was also extended from March 2028 to September 2030. As of September 30, 2026, there were outstanding standby letters of credit under the Revolving Credit Facility in an aggregate amount of $18.3 million that we issued in connection with our office leases. During and as of the nine months ended September 30, 2026, no amounts have been drawn on the letters of credit. The available balance under the letter of credit sublimit for the Revolving Credit Facility was $101.7 million as of September 30, 2026.
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
As of September 30, 2026, we had $1,318.0 million outstanding under our term loan Credit Facilities. As of September 30, 2026, there were no outstanding amounts drawn on the Revolving Credit Facility.
On October 14, 2026, we entered into the seventh amendment to the Credit Agreement (the “2026 Amendment”), which extended the maturities of our USD and Euro term loans and a portion of our Revolving Credit Facility. Pursuant to the 2026 Amendment, the 2024 USD Term Loan was increased to an aggregate principal balance of $975.0 million (as amended, the “2026 USD Term Loan”), and the 2024 Euro Term Loan was reduced to €300.0 million (as amended, the “2026 Euro Term Loan”). The 2026 USD Term Loan and 2026 Euro Term Loan each mature in October 2033 and bear interest at rates equal to SOFR, subject to a floor of 0.00%, plus 4.50% and EURIBOR, subject to a floor of 0.00%, plus 4.75%, respectively. $425.0 million of the Revolving Credit Facility is scheduled to mature in October 2031, with the remaining $140.0 million scheduled to mature in September 2030. The interest rate on the Revolving Credit Facility is SOFR, subject to a floor of 0.00%, plus 3.50%, and also subject to step-downs to 3.25% and 3.00% based on our consolidated first lien secured leverage ratio.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$221,497	$181,436
Net cash used in investing activities	$(31,363)	$(25,210)
Net cash (used in) provided by financing activities	$(251,965)	$224,542

Cash Flows from Operating Activities
For the nine months ended September 30, 2026, net cash provided by operating activities was $221.5 million, primarily resulting from net income of $96.2 million, after consideration of non-cash charges of $123.1 million. Net cash inflows from the change in net operating assets and liabilities of $2.2 million were primarily due to a $38.4 million increase in other non-current liabilities and a $25.9 million increase in payments due to buyers and sellers driven by growth in GMS, which were partially offset by a $50.7 million decrease in accrued expenses and other current liabilities. The non-cash items included in our net income for the nine months ended September 30, 2026 relate primarily to stock-based compensation charges of $142.6 million.
For the nine months ended September 30, 2025, net cash provided by operating activities was $181.4 million, which consisted of a net loss of $1,370.6 million, after consideration of non-cash charges of $1,412.5 million. Net cash inflows from the change in net operating assets and liabilities of $139.6 million were primarily due to a $131.2 million increase in payments due to buyers and sellers driven by improvements in GMS. The non-cash items included in our net loss for the nine months ended September 30, 2025 relate primarily to stock-based compensation charges of $1,412.8 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2026 was $31.4 million, which was primarily related to capitalized software development costs.
Net cash used in investing activities during the nine months ended September 30, 2025 was $25.2 million, which was primarily related to capitalized software development costs.
Cash Flows from Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2026 was $252.0 million, which was primarily comprised of repayment of long-term debt obligations of $200.0 million and payment of tax withholding obligations on vested equity awards of $53.1 million.
Net cash provided by financing activities during the nine months ended September 30, 2025 was $224.5 million, which was primarily comprised of proceeds of $758.0 million from the issuance of common stock in the IPO, net of underwriting discounts and commissions, proceeds from the issuance of Series O redeemable preferred stock of $254.9 million and proceeds from the issuance of Series N redeemable preferred stock of $50.0 million. This was partially offset by the repayment of long-term debt obligations of $759.8 million and payment of tax withholding obligations on vested equity awards of $81.6 million.
Contractual Obligations
As discussed under “Liquidity and Capital Resources-Credit Facilities” above, we extended the maturities of our USD and Euro term loans to October 2033 and $425.0 million of our Revolving Credit Facility to October 2031. Except for this extension, there were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Risk
Our exposure to interest rate risk is influenced primarily by changes in interest rates on interest payments related to our Credit Facilities. We had $1,318.0 million outstanding under our Credit Facilities as of September 30, 2026. See Note 9, “Long-Term Debt Obligations” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. When deemed appropriate, we manage our risk from interest rate fluctuations through the use of derivative instruments, such as interest rate swaps to establish fixed rates on variable rate debt.
We entered into several fixed interest rate swap contracts to address the variable interest rate risk on our term loan debt. As of September 30, 2026, these interest rate swaps had the economic effect of modifying the variable interest obligations based on SOFR and EURIBOR, each plus a spread, associated with $1,318.0 million of the long-term debt so that the interest payable on these effectively became fixed. On October 20, 2026, we partially terminated the interest rate swap associated with our 2026 Euro Term Loan, to align its notional amount with the loan's new principal balance of €300.0 million. After giving effect to this modification, approximately 87% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. These fixed interest rate swap contracts are due to mature in February 2027. See Note 11, “Interest Rate Derivatives” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
As of September 30, 2026 and October 20, 2026, after taking into account the effect of our interest rate swap agreements that were in effect as of such date, all and 87%, respectively, of our long-term debt then outstanding was at a fixed interest rate. A hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements.
We had cash and cash equivalents of $1,167.2 million as of September 30, 2026. Cash and cash equivalents consist primarily of cash in banks, money market funds and cash held at online payment companies. Our cash and cash equivalents are held for working capital purposes and such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Exchange Risk
We report our financial results in U.S. dollars. We conduct a substantial portion of our business outside of the U.S. The financial position and operating results of our foreign operations are consolidated using USD or the local currency as the functional currency. We have experienced and will continue to experience fluctuations in our financial results due to foreign currency exchange transaction risk and translation risk.
Transaction Risk
Movements in currency exchange rates affect the remeasurement of monetary assets to be received or liabilities to be paid for the settlement of a transaction denominated in a currency other than the functional currency, commonly referred to as foreign currency transaction risk. Remeasurement of such amounts is reported as foreign currency gains (losses) in our condensed consolidated statements of operations. Our 2024 Euro Term Loan obligation is exposed to foreign currency transaction risk, thus changes in the euro to U.S. dollar exchange rate will cause foreign currency gains or losses. A hypothetical 10% change in the euro to U.S. dollar exchange rate applied to the 2024 Euro Term Loan obligation as of September 30, 2026 would have resulted in a $51.4 million change to foreign currency losses or gains as reported in our condensed consolidated statement of operations for the nine months ended September 30, 2026. Excluding the impact to our 2024 Euro Term Loan, a hypothetical 10% change in foreign currency exchange rates applied to net monetary assets and liabilities as of September 30, 2026 denominated in currencies other than their functional currencies would not have had a material impact on our condensed consolidated financial results. At this time, we do not, but we may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency transaction risk. Accordingly, we expect foreign currency transaction risk to continue to impact our financial results, especially as it relates to our euro-denominated 2024 Euro Term Loan.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026 due to material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weaknesses
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As disclosed in Part II, Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2025, we have identified material weaknesses in our internal control over financial reporting, which continued to exist as of September 30, 2026. In particular:
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
Management’s Remediation Plan
We are in the process of implementing a plan to remediate the material weaknesses described above. Our remediation plan includes the hiring of additional accounting and financial reporting personnel and implementing additional policies, procedures and controls, all of which have and will continue to cause us to incur additional costs. We have performed a risk assessment and begun identifying control activities to be implemented in response to the identified risks, which will include, among others, improving our IT general controls, segregation of duties controls, period-end financial reporting controls, journal entry controls and additional procedures and controls within the areas of revenue and associated reserves, income taxes, indirect taxes and the preparation of the financial statements including the consolidated statements of cash flows and related disclosures. In addition, we have engaged a third-party provider to help us assess and improve our internal control over financial reporting in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), which requires management to provide an assessment of the effectiveness of internal control over financial reporting under Section 404(a), and requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting under Section 404(b).
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As previously disclosed, we and certain of our officers and directors are among the defendants in a putative securities class action filed on November 24, 2025 in the U.S. District Court for the Southern District of New York (Salabaj v. StubHub Holdings, Inc., et al., Case No. 1:25-cv-09776-JMF (S.D.N.Y. Nov. 24, 2025) (the “Securities Class Action”)). In November 2025, the plaintiff brought claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”) on behalf of a putative class of persons and entities who purchased or otherwise acquired our common stock issued pursuant and/or traceable to the registration statement and prospectus issued in connection with our September 2025 IPO. Following the lead plaintiff appointment process, plaintiffs filed a consolidated amended complaint on April 6, 2026. The complaint generally alleges that the registration statement on Form S-1 (File No. 333-286000), as amended, and final prospectus filed with the SEC on September 17, 2025 pursuant to Rule 424(b)(4) under the Securities Act, in connection with our IPO contained false or misleading statements and/or failed to disclose certain information concerning, among other things, (i) our near-term market opportunity in the original issuance market, including the readiness of our open distribution platform for broad adoption and imminency of our expansion into this market, (ii) our near-term growth prospects for advertising and (iii) our free cash flow and other financial metrics. We deny each of these claims and, on June 5, 2026, we filed a motion to dismiss the Securities Class Action. On June 9, 2026, the U.S. District Court for the Southern District of New York entered an order giving plaintiffs an opportunity to amend their complaint to address issues raised in the motion to dismiss. The plaintiffs filed a second amended complaint on June 26, 2026. The second amended complaint asserts the same claims under Sections 11, 12(a)(2), and 15 of the Securities Act. We deny all claims asserted in the second amended complaint and intend to move to dismiss all such claims. We have also been named as a nominal defendant in related derivative actions filed on December 9 and December 17, 2025, and April 10, 2026, in the U.S. District Court for the Southern District of New York (Junco v. Baker, et al., Case No. 1:25-cv-10208-JMF (S.D.N.Y. Dec. 9, 2025) (the “Junco Action”), Cohen v. Baker, et al., Case No. 1:25-cv-10445-JMF (S.D.N.Y. Dec. 17, 2025) (the “Cohen Action”), and Chen v. Baker, et al., Case No. 1:26-cv-02986-JMF (S.D.N.Y. Apr. 10, 2026) (the “Chen Action”), respectively), on March 11, 2026 in the Court of Chancery in the State of Delaware (Karten v. Baker, et al., C.A. No. 2026-0337-BWD (Del. Ch. Mar. 11, 2026) (the “Karten Action”)), and on July 23, 2026 in the Supreme Court of the State of New York, County of New York (Morales v. Baker, et al., Index No. 654313/2026 (Sup. Ct., N.Y. County July 23, 2026) (the “Morales Action”)). The derivative plaintiffs seek monetary damages and declaratory relief for alleged breaches of fiduciary duties, breaches of fiduciary duty for insider trading, misappropriation of information, waste of corporate assets, aiding and abetting, unjust enrichment, abuse of control, gross mismanagement and/or for contribution against certain of our officers and/or directors pursuant to Section 11(f) of the Securities Act and Section 21D of the Exchange Act. The Junco, Cohen, and Chen Actions have been consolidated into one action and are presently stayed. The Karten and Morales Actions are also presently stayed.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the quarter ended September 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K, except as described below.
On August 17, 2026, Connie James, the Company’s Chief Financial Officer, terminated a previously adopted trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “James 10b5-1 Plan”). The James 10b5-1 Plan was originally adopted on June 10, 2026 to sell, for a period of 288 days, subject to certain conditions, up to 379,378 shares of our Class A common stock and, prior to its termination, was to expire by its terms on March 25, 2027. No transactions were effected under the James 10b5-1 Plan during the quarter ended September 30, 2026 prior to its termination.
On August 17, 2026, Scott Fitzgerald, the Company’s Chief Accounting Officer, terminated a previously adopted trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Fitzgerald 10b5-1 Plan”). The Fitzgerald 10b5-1 Plan was originally adopted on June 11, 2026 to sell, for a period of 273 days, subject to certain conditions, up to 149,804 shares of our Class A common stock and, prior to its termination, was to expire by its terms on March 11, 2027. No transactions were effected under the Fitzgerald 10b5-1 Plan during the quarter ended September 30, 2026 prior to its termination.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report are incorporated herein by reference or are filed or furnished with this Quarterly Report, in each case as indicated herein.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1#	Amendment No. 7 to the Credit Agreement, dated October 14, 2026, by and among StubHub Holdco Sub, LLC, StubHub Holdings, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan SE, each Lender Party thereto, the L/C Issuer and the Swing Line Lender	8-K	001-42846	10.1	October 14, 2026
10.2†	Consulting Agreement between the Company and Andrew Raab dated March 27, 2026	8-K	001-42846	10.1	October 20, 2026
10.3†	Mutual Termination Agreement between the Company and Andrew Raab dated November 5, 2026					x
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					x
101.SCH	Inline XBRL Taxonomy Extension Schema Document					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					x
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101					x
# Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
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

STUBHUB HOLDINGS, INC.

Date: November 10, 2026	By:	/s/ Eric H. Baker
Eric H. Baker
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Connie James
Connie James
Chief Financial Officer
(Principal Financial Officer)